Form 10-K
period 1999-12-31
MEDIAPLEX INC
filed 2000-03-30
CIK 1091621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Year Ended December 31, 1999


                       Commission File Number: 000-27601

                                MEDIAPLEX, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                          7372                        94-3295822
  (State of Incorporation)      (Primary Standard Industrial         (I.R.S. Employer
                                    Classification Code)           Identification No.)

         177 STEUART STREET, SUITE 200, SAN FRANCISCO, CALIFORNIA 94105
                                 (415) 808-1900
              (Address, Including Zip Code, and Telephone Number,
       Including Area Code, of Registrant's Principal Executive Offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 28, 2000 was $947,696,436 (based on the last reported sale price on the Nasdaq Stock Market's National Market on that date). For purpose of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  The number of shares outstanding of the Registrant's Common Stock as of March 28, 2000 was 32,381,397.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Stockholders to be held June 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MEDIAPLEX, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................   17

 Item 3.  Legal Proceedings.............................................   17

 Item 4.  Submissions of Matters to a Vote of Security Holders..........   17

                                 PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   18

 Item 6.  Selected Financial Data.......................................   20

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   21

 Item 7a. Quantitative and Qualitative Disclosures about Market Risks...   38

 Item 8.  Financial Statements and Supplementary Data...................   39

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   62

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............   63

 Item 11. Executive Compensation........................................   63

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   63

 Item 13. Certain Relationships and Related Transactions................   63

                                 PART IV

          Exhibits, Financial Statements Schedules and Reports on Form
 Item 14. 8-K...........................................................   64

 Signatures..............................................................  66

                                     PART I

   THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MEDIAPLEX AND OUR INDUSTRY. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD-PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF ONLINE SPENDING, ONLINE USE AND ONLINE ADVERTISING SPENDING. PROSPECTIVE INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MEDIAPLEX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION, IN "RISK FACTORS" BEGINNING OF PAGE 26 AND ELSEWHERE IN THIS ANNUAL REPORT. MEDIAPLEX UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

   We provide technology-based services that enable companies to integrate their internal business information, such as inventory and price levels, into their online advertising activities to deliver customized messages and offers to Web site visitors. Our services encompass planning, executing, monitoring and analyzing Web-based campaigns, and are based upon proprietary technology, tradenamed "MOJO," which is an acronym for "mobile Java objects." Our technology, which was designed with the privacy of consumers in mind, can automatically change the content of an advertiser's Internet messages and offers in real time, or virtually instantaneously, in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data. For example, our technology can continually update advertising messages for an airline across all Web sites in a particular campaign to reflect changes in seat availability and prices. The company was founded in 1996, and in 1998 we began generating revenues from our advertising campaign management services. In March 1999, we acquired Netranscend Software, Inc., a Java-based business automation solutions software company. In November 1999, we completed our initial public offering.

Industry Background

 The Internet as an Advertising Medium for Direct Marketing and Branding

   The Internet is rapidly becoming an important advertising medium for direct marketing and product branding. Forrester Research, Inc. anticipates that U.S. online advertising spending will grow from $2.8 billion in 1999 to $17.2 billion in 2003, driven by a number of factors, including the growing online population, the acceleration of e-commerce, or commerce conducted over the Internet, and the advancement of online marketing technologies. According to International Data Corporation, the U.S. online population is projected to grow from 80.8 million in 1999 to 177.0 million by 2003, and U.S. e-commerce spending is projected to increase from $74.4 billion in 1999 to $707.9 billion by the end of 2003.

   To date, the major spenders in online advertising have been Internet, computer and technology companies and financial institutions. We believe other advertisers, who have historically used more traditional media, are increasingly becoming attracted to the Internet because of its global reach, potential to enable one-to-one marketing and ability to track and measure campaign results in real time. Advertisers are beginning to recognize the effectiveness of the Internet to build long-term brand awareness, perform valuable market testing, and facilitate immediate trial and sales of products and services. In contrast to traditional, or off-line advertising, the interactive nature of the Internet gives companies the ability to send advertising messages to consumers and enables consumers to immediately respond to the advertising. Furthermore, the Internet enhances client-specific marketing campaigns to promote customer retention and loyalty.

   Despite the emergence of the Internet as a medium for advertising, expenditures for online advertising represent only a small portion of all media spending. Forrester Research, Inc. estimates that by 2003, U.S. total media spending will reach approximately $260.6 billion, of which the online component of $17.2 billion will represent only 6.6%. We believe online media spending has the potential to capture a larger portion of total media spending as new technologies improve the effectiveness of online advertising and attract more traditional media advertisers to the Internet.

   We believe the rapid growth of e-commerce has changed the nature and pace of business operations and competition. Companies are increasingly realizing the importance of using the Internet to manage and transact business, and communicate with consumers, clients, suppliers and partners, far beyond the simple sale of products and services over the Internet. In addition, we believe companies are increasingly leveraging their significant financial and technical investments in software applications that manage and store critical business information, such as business resource planning and supply and distribution management systems.

 The Challenges of Online Advertising

   An effective online marketing campaign requires a wide range of implementation, management and technology expertise in campaign development, advertising execution and results analysis. The real-time delivery, measurement and analysis of multiple advertising campaigns encompassing thousands of Web sites is complex and difficult to execute and manage. We believe traditional advertising agencies and most companies typically do not have the expertise in the Internet medium to address these delivery and management requirements.

   The increase in online advertising spending has heightened expectations for more effective advertising campaigns and improved return on investment of advertising dollars spent. The standard benchmarks to measure the impact of an advertising campaign are banner impressions, viewer click-through rates to advertisers' sites from online messages, and conversion rates, which are the percentage of consumers who complete a purchase or other transaction. We believe click-through rates have been declining as advertisers increasingly compete for the attention of online consumers, and as a result, companies are searching for more effective advertising messaging techniques in order to increase click-through and conversion rates.

   To date, online advertising has not achieved effective "one-to-one" marketing, which entails delivery of the right message to the right consumer in real time. Ideally, advertisers seek to identify potential customers most likely to purchase their products, send them a message tailored to their individual preferences, and do so at a time when they are most likely to make a purchase decision. Most current technologies are focused on identifying prospective consumers based on their demographic, geographic or consumer preference data. The use of customer profile information by Web sites and advertisers may result in stricter regulations in areas such as consumer privacy. Identifying prospective consumers, while complying with privacy standards, however, represents only one component of true one-to-one marketing. The ability to send the right message in real time remains a significant challenge.

   Sending a customized message in real time would enable companies to use the Internet as an effective online marketing and sales channel. The right message includes appropriate product information for a particular consumer based on the existing status of a company's underlying business variables including, for example, product pricing and availability. In order to achieve this, companies must access and integrate their existing business information into the online advertising process, enabling them to incorporate their business information in targeted messages and turn an advertisement into an effective marketing tool. For example, a hotel with excess availability in New York City would seek to advertise discounts to consumers booking flights to New York.

   We believe that there is a significant opportunity for a vendor who can provide a comprehensive, technology-based solution for online advertising campaigns. We believe that this solution must provide the following key capabilities:

  . the expertise to manage and execute all aspects of online marketing campaigns;

  . the ability to accumulate valuable data on non-personally identifiable customer behavior;

  . the ability to perform detailed return on advertising investment analyses in a timely fashion;

  . the ability to customize messages and offers in real time;

  . the ability to integrate important business data, such as product and pricing information, into online advertising message content; and

  . the flexibility to comply with varying privacy standards in different countries, as well as complying with the individual privacy preferences of Web sites and Internet users.

Solution

   We provide technology-based services that enable companies to deliver customized online advertising messages and offers that reflect their internal business data in real time. Our MOJO technology allows companies to adjust their online advertising virtually instantaneously in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data. Our services encompass planning, executing, monitoring and analyzing online marketing campaigns. Our clients either develop the advertisements themselves, or contract with an advertising agency to perform the creative development of the ad campaign. We believe the wide range of services we offer will enable advertisers to deliver more effective online campaigns and improve their return on advertising investment.

   Our solution includes the following benefits:

  . Comprehensive Online Advertising Campaigns. We provide a wide range of online campaign services, including strategic planning, media buying, ad serving and results measurement and reporting for advertisements that have been designed and created by our clients or their advertising agencies.

  . Real-time Tracking and Measuring of Campaign Results. We continually monitor a variety of measures for our clients, such as click-through and conversion rates, and provide Internet access to performance reports 24 hours a day.

  . Message Re-targeting. We can use Internet browser-based tracking tools to capture and analyze data on site visitation patterns, although we do not maintain, share, or sell any personally identifiable data or anonymous user profile information. We can, however, use this data to refine future messages to consumers whose site visitation patterns we have tracked.

  . Real-time Messaging. We can change the content and site placement of online advertisements in real time. This enables a company to tailor a message based on predefined business parameters and a Web site visitor's general profile in order to deliver the right message virtually instantaneously.

  . Integration of Customers' Business Information. Our MOJO technology enables us to integrate business information with an online advertising campaign to customize and deliver advertisements in real time based on Web site visitors' general profiles and a client's relevant business information such as inventory and pricing levels.

  . Consumer Privacy. Our MOJO architecture was designed with the privacy of users in mind. MOJO does not rely on personally identifiable information or anonymous user profiles to deliver a message.

Strategy

   Our objective is to become the leading provider of technology-enabled marketing solutions. Our strategy includes the following key elements:

  . Expand Alliances with Advertising Agencies. We intend to expand and strengthen our alliances with traditional advertising agencies to extend our direct sales efforts. We will continue to provide agencies with critical online media technology expertise, which we believe will accelerate our penetration of medium to large-sized corporate clients. We have already established alliances with major agency networks and holding companies such as Young & Rubicam, and its direct marketing entity, Impiric

   (previously Wunderman Cato Johnson); The Interpublic Group of Companies and its subsidiaries McCann-Erickson/A&L and DraftWorldwide; and Publicis & Hal Riney. We are also working with other advertising agencies, such as KSL Media, Critical Mass and Tonic 360 in efforts to offer our services to and generate business from their clients. We intend to pursue relationships with other advertising agencies by providing technology-enabled services and support for online advertising that can be fully integrated with their off-line initiatives.

  . Target Global 1000 and e-Commerce Companies. We can provide significant benefits to large companies that require online advertising management and technology expertise for the Internet and have made a significant investment in software applications which manage and store critical internal business information. We also intend to target companies that rely on the Internet to conduct electronic commerce. We target these constituencies through our direct sales force, business development teams and international sales offices.

  . Maintain Technology Differentiation. We believe that our technology is a key competitive differentiator. Our MOJO technology platform enables us to efficiently deploy services that give our clients innovative advertising capabilities while providing the ability to integrate their internal business information into their online messages in real time. Our Java objects-based architecture enables our services to scale geographically across the Internet and a large number of transactions and advertisers.

   . Enhance Sales Capabilities Through Marketing and Business
     Relationships. We plan to broaden our existing marketing and business relationships with companies such as Ariba, SAP Labs, Post Communications, Net Perceptions and Icon Medialab, and to build relationships with additional companies for our campaign and message management capabilities. We are seeking to work with traditional and interactive advertising agencies, online ad serving companies, ad publishing representatives, Web development and consulting firms, business application companies and systems integrators. Our objective is to establish alliances with these companies and accelerate our sales penetration into clients that would benefit from our services. In addition, we expect to develop and manage affiliate and sponsorship programs which generate shared revenues derived from prospective e-commerce-based services.

   . Leverage the MOJO Technology Platform to Expand Service Offering. We intend to establish our MOJO technology as the leading platform for next generation online and offline messaging services. We designed the MOJO technology as a broad-based platform to enable additional functionality and services. As such, our platform can be extended to include a number of different messaging applications and services specific to our customers needs. We will continue to evaluate additional messaging services to drive demand and sales of our offering. Such services may include, but are not limited to, wireless messaging, e-mail direct marketing and interactive television.

   . Deliver Flexible Online Marketing Solutions. We believe that online advertisers will increasingly demand greater flexibility and accountability in their advertising programs. Because we can unbundle our technology-enabled services, our services can be deployed together with the capabilities offered by some other advertising and technology providers, such as Engage Technologies, Sabela and DoubleClick. By working with third-party providers, we can offer specific services, such as dynamic tailored messaging, that complement their advertising services. This flexibility creates enhanced revenue opportunities and accelerates market adoption of our services and technology by targeting clients interested in unbundled elements of our services.

   . Broaden International Presence. We plan to expand our capabilities and presence internationally in order to capitalize on the global reach of the Internet. We also believe there is a significant opportunity to provide our services to companies based outside of the United States that require technology-enabled advertising services tailored for their local markets. We have opened an office in Hamburg and we expect to establish offices in London, Paris and Tokyo in the future.

Our Services

   Our technology-based marketing services encompass campaign planning and execution, online message management and campaign analysis. Our services can be delivered individually or as a suite of services and are principally priced based on cost per thousand impressions, cost per click, or cost per acquisition, which can include sales and registrations.

   Our services can be offered as part of a complementary solution provided in conjunction with services provided by other advertising and technology vendors. In particular, our MOJO technology can be deployed with the ad serving capabilities provided by other companies and interactive ad agencies. This allows us to work with clients of these service and technology providers who do not wish to purchase all of our campaign management capabilities, but still want to deploy our MOJO technology or any of our other services.

   The creative portion of our clients' advertisements are created by our clients' advertising agencies, or internally by our clients' marketing staffs. For example, we have worked with the ad agencies Publicis & Hal Riney, Tonic 360 and McCann-Erickson/A&L, and Web design companies, such as Critical Mass, to develop and implement advertising services for companies such as Hewlett-Packard and macys.com. If the ad agencies with which we currently work were to develop technology that provides their clients with the same services that our technology currently provides, our ability to generate revenues from the ad agencies' clients could be harmed.

             Services                        Description of Services
             --------                        -----------------------
  Campaign Planning and Execution . Develop an online media strategy based on the client's business objectives and the
                                    appropriate Internet media opportunities.

                                  . Plan and purchase media across Internet
                                    advertising networks and independent Web sites, employing various price structures.

-------------------------------------------------------------------------------
  Message Management              . Apply targeting goals based on the specific
                                    capabilities of each Web site or
                                    advertising network considered for the
                                    marketing campaign.

                                  . Manage the electronic delivery of online
                                    advertisements by serving the ads ourselves or contracting with established third-party ad-serving companies.

                                  . Adjust campaigns in real time across all
                                    Web sites based on predetermined schedules or the occurrence of defined events.

                                  . Customize messages in real time based on
                                    nonpersonally identifiable customer
                                    profiling, changes in internal business
                                    information, market events and campaign
                                    performance as measured by standard metrics or return on investment analysis.

                                  . Use Web browser-based tracking tools to re-
                                    target consumers.


-------------------------------------------------------------------------------
  Campaign Analysis               . Track and monitor campaigns for results as
                                    measured by Web site and advertisement.

                                  . Provide real-time reports customized by
                                    performance data, including impressions, click-throughs and conversions for each Web site and advertisement.

                                  . Generate campaign return on investment
                                    statistics summarizing results by
                                    categories such as user-targeting data,
                                    inventory changes, Internet sites and
                                    date/time.

                                  . Optimize campaigns based on ongoing
                                    performance data.

 Campaign Planning and Execution

  . Campaign Planning. We develop Internet media strategies based on advertisers' business goals and advertising objectives, such as brand awareness, product trial and sales, and previous online performance, if available. We determine target audiences using demographic, geographic and consumer preference information, or consumers' areas of interest. Our online media programs can be developed independently or in conjunction with clients' off-line campaigns to deliver a consistent brand message at each point of contact.

  . Media Buying and Placement. We leverage our wholesale buying power in planning and buying across all advertising networks and independent Web sites. Each campaign is customized, incorporating sponsorships, keywords, run of site, specific position and remnant space, where applicable. Media purchases can be based on several models including cost per thousand impressions, cost per click, cost per acquisition and revenue-sharing programs. Our MOJO technology processes insertion orders systematically across networks and individual Web sites to deliver accurate ad placement.

  . Ad Serving. Our third-party ad serving capabilities allow adjustments to be managed quickly and efficiently because the only changes required to the advertisements are effected on our servers rather than on each individual Web site where the advertisements appear.

  . Message Re-targeting. We can use Internet browser-based tracking tools to capture and analyze data on site visitation patterns, although we do not maintain, share, or sell any personally identifiable data or anonymous user profile information. We can, however, use this data to refine future messages to consumers whose visitation patterns we have tracked.

 Message Management

  . Dynamic Messaging. We enable advertisers to modify advertising messages dynamically, that is, at any point in time. Online advertisements contain "data fields" where messages can change, such as products, prices or special offers. Message modification can be automated by establishing predefined events that determine message content, such as product rotations or price reductions. Advertisers can also make modifications manually, directly from their desktop computers.

  . Targeted Messaging Integrated with Business Data. Our messaging capabilities enable advertisers to use up-to-the-minute business information, such as product availability and pricing, to deliver a customized message to each viewer. We assist advertisers with the development of business rules based on product database or business system information. During a campaign, our MOJO technology can make automatic modifications to the advertisements on the basis of these business rules. We believe that clients with time-sensitive inventory are particularly well-suited to take advantage of these capabilities. For example:

    . An airline promotes roundtrip fares between San Francisco and New
      York to business travelers. Fourteen days prior to the flight, the airline advertises seats at $956. The airline could specify that seven days before the flight, the price on the banner message would systematically change to $1,499. Based on excess seat availability two days prior to departure, the fare offered for a limited number of the seats would be automatically discounted to $799.

    . A hotel chain focuses its advertising campaign on reaching an 80% occupancy rate. When the occupancy rate of a particular hotel reaches this level, the message is automatically directed to promote another property within the chain.

  . Queued Creative. Advertising based on specific schedules or time-sensitive information can be pre-programmed across all campaign sites. For example, a banner for a promotion that starts and ends at an exact time or day can be queued to start and stop automatically at the appropriate times.

  . Storyboard Messaging. Using our technology, a "storyboard" of advertising messages can be constructed in a series. The campaign can be designed to show a set of advertisements in a predefined sequence for a particular consumer, regardless of which Web site in the campaign is viewed. This choreographs a series of customized messages based on the consumer's interests and online activity. For example, a viewer purchasing a computer online can be presented with advertisements for accessories the next time he or she accesses a Web site within the campaign.

  . Multiple Messaging. MOJO technology enables single advertisements to provide multiple promotional opportunities and click-through message options. The choice of message is determined by the location of the advertisement on which the consumer clicks. For example, if a consumer received a banner depicting a map of the United States and clicked on the state of California, the consumer would receive a different message than if he or she were to click on the state of Maryland.

  . URL Matching. A targeted message can be delivered based on the context of the universal record locator, more commonly known as the URL, which enables advertisers to purchase a run-of-site schedule, but ensure that specific ad messages related to the content of the URL are served. For example, a travel advertiser could buy "Yahoo" and a California travel advertisement could be served to viewers of the subsection "Yahoo/Yahoo Travel/California."

   Currently we have eleven customers who use our message management services, as compared to five customers who used our message management services in the fourth quarter 1999. To date, we have not generated material revenues from message management services.

 Campaign Analysis

  . Campaign Tracking. We track performance statistics such as impressions, click-throughs and conversions, which include sales and other types of transaction activity such as registrations and requests for information, across all campaign sites. Activity is monitored by site, creative unit, such as a banner or side panel, and message content. Our technology enables tracking of performance metrics for standard advertisements and for the more difficult to monitor advertisements that incorporate audio and video components. We can also track advertising that is served by independent third-party ad servers.

  . Campaign Reporting. We provide a broad range of accurate and timely reporting capabilities customized to meet individual advertiser's needs. Clients are able to view secure, real-time campaign reports by performance statistics, including impressions, click-throughs, conversion rates and sales, at any time over the Internet in a summary format that provides results categorized by site and by advertisement.

  . Return on Investment Analysis. Return on investment reporting is customized to each advertiser and integrates sales and conversion data to generate campaign statistics in real time. Reports provide measurements on performance by tracking sales and other conversions criteria, such as registrations and information requests, as well as by tracking the number of visitors who did not act immediately, but subsequently returned to the Web site and purchased.

  . Real-time Campaign Optimization. Our MOJO technology allows predefined business rules to automatically optimize campaigns. In addition, we can make real-time changes to campaigns based on ongoing performance data. Our customized, real-time reports facilitate quick determination of the effectiveness of sites and advertisements based on performance metrics, such as lowest cost per sale and highest sales volume.

Technology

 Description of Our MOJO Technology Platform

   Our proprietary MOJO technology platform utilizes a mobile Java object architecture, each object being a discrete piece of software written in Java code. These objects store critical information relevant to the execution of a campaign, and can be controlled remotely, or through a computer not physically located at the same place as the servers containing the advertisements. In addition, these objects can exchange data with each other using the Java language over our publish and subscribe-based messaging communication network. "Publish and subscribe" is a communication method that allows the exchange of information anonymously, which means that an advertiser's proprietary information is not revealed or stored in the process. These objects are mobile and platform-independent, meaning they can reside and be controlled on servers operated by us, the advertiser or any other third-party ad server using different operating systems. We believe our MOJO technology facilitates timely, efficient and accurate campaign execution and management as well as a secure and efficient means of integrating a client's proprietary internal business systems with the online advertising campaign. Our architecture is designed for scalability and high performance to manage multiple advertising campaigns across thousands of Web sites.

   Mediaplex's MOJO architecture has three primary technical components: advertising objects, network services and business integration:

     Advertising Objects. Advertising objects contain all information relevant to a campaign and manage the serving of each advertisement. Targeting rules residing in an ad-serving object determine, for example, the targeting profile upon which to focus and which message to send to a particular consumer. Tracking functions for an advertising campaign are also performed by these objects, which can be stored and executed on any server. The advertising objects may be modified or transferred in real time using computers physically located in the same facility and in facilities different from the servers on which the advertising objects are stored.

     Network Services. This component manages the entire campaign and coordinates communication between other objects and with our clients through our publish and subscribe messaging capability. This messaging capability receives events published or transmitted by various objects and forwards that information to other objects that are authorized to receive such information. This component contains the business rules for a campaign that determine, for example, which product information will be advertised and at what price, in response to changes in inventory levels. Reporting functions are also performed in this layer, which also provides access to relevant campaign data, through the publish and subscribe messaging capability. This network services layer applies predefined business rules to modify an advertising message on the basis of events summarized and stored within other objects within the network. This component is administered remotely, residing in our two co-location data centers, and communicates with the other technical components, namely, advertising objects and business integration, while executing the campaign.

     Business Integration. This component consists of objects that store the client's internal business data relevant to the campaign and generate events that are communicated to the network services layer and advertising objects. The underlying internal business information is not transferred and, thus, the integrity of a client's business information is protected and preserved under our architecture. In addition to communicating client events to the campaign, actual campaign results are communicated back to the client for analysis by the client and for updating the client's internal business data.

 Competitive Advantages of Our Technology

   We believe our technology provides these distinct competitive advantages:

   Real Time. Campaign customization and optimization occurs in or near real time. Our MOJO technology is structured to enable our clients to establish business rules which will automatically customize an advertising message in response to predefined events the moment, or shortly after, the event occurs. Real-time adjustments can also be made manually based on reports received during ongoing campaigns.

   Flexibility. Our MOJO platform is designed to be flexible, supporting both simple operations such as remote banner serving and click-through tracking and more sophisticated operations, such as return on investment tracking and automated feedback. Marketing campaigns can be modified in real time automatically or manually, based on changes in the data stored in various objects. These changes are communicated between objects through a continuous communication loop facilitated by the publish and subscribe messaging capabilities. Our architecture is also designed to be open and compatible with most major business software applications and systems. Our MOJO technology is easy to integrate and implement because it uses an industry standard language, extensible mark-up language, commonly known as XML, for its data encoding and communication. MOJO also supports major industry standards for programming languages, operating systems and Internet protocols.

   Scalability and Reliability. Our MOJO architecture is designed to scale in anticipation of increased transaction demand and the ability of our systems to process the transactions. Our technology is scalable by simply adding more servers to accommodate system data traffic. The application logic of our technology is designed to remain unchanged as the transaction volume grows. In addition, our technology uses automatic failure protection combined with fault tolerance, which allows campaign requests to be served even if one or more servers are down.

   Flexibility to Comply with Privacy Standards. Our technology is designed in anticipation of privacy concerns and is engineered to be compliant with both domestic and international privacy standards. MOJO technology relies on principally the advertiser's business information, such as pricing and inventory levels, rather than on a viewer's profile. As a result, we use non-personally identifiable information provided by the Web sites about their viewers' general demographics and interests. We do not maintain, share or sell any personally identifiable data or anonymous user profile information.

 Server Capacity Limitations

   Based on our available servers and technology as of December 31, 1999, our ad serving capacity was approximately 120 million impressions per day. At that date, the highest number of impressions served on any particular day was approximately 39 million. If we determine that our capacity will become significantly constrained in the near future, we intend to increase the number of servers and related technology to meet the additional capacity. In addition, because of the significant fluctuations in the number of impressions served from day to day, it is difficult to estimate the impact of a limitation on our capacity. To date, capacity limitations have not been a problem for our ad serving activities.

Sales and Marketing

   We market and sell our services primarily through our field sales force, which included 71 sales people as of December 31, 1999. Currently, we have sales offices and support operations in San Francisco, New York City and Hamburg, and plan to open additional sales offices in Western Europe and Tokyo. We intend to broaden our global presence by expanding our international sales force and by entering into marketing agreements with international partners.

   Sales leads are primarily of two types: direct leads and leads from business alliances. Direct leads are derived through field sales, client referrals, our Web site, trade shows, and responses to our public relations and marketing efforts. Business alliance leads are derived from companies that offer complementary Internet services. These companies include traditional advertising agencies, Web site design companies, Internet development and consulting firms, business resource planning vendors, interactive ad agencies, system integrators, and creative and software tool kit companies. Our sales account teams typically include an account manager, associate account managers, a campaign manager and an account coordinator.

   We use a variety of marketing programs to build awareness of Mediaplex and its service offerings. These include collateral marketing materials, online and off-line advertising, press coverage and other public relations efforts, trade shows, seminars and conferences, relationships with recognized industry analysts, and the Mediaplex Web site.

Business and Marketing Alliances

   An integral part of our strategy is to develop alliances and relationships with complementary service providers to enhance our sales, marketing and client development efforts in the United States, Europe and Asia. The alliances and relationships that we have established to date are, except as described below, non-exclusive and contain terms of six months to five years, some with renewal options. We have established alliances within industries that we believe are most appropriate for the propagation of our technology and services, as follows:

     Enterprise Resource Planning. In August 1999, we entered into an agreement with SAP Labs, Inc., a subsidiary of SAP AG, an enterprise resource planning, or ERP, software company. Enterprise resource planning refers to a business management system that integrates various aspects of a business, such as planning, manufacturing, sales and marketing. Enterprise resource planning software enables the exchange of information within and among businesses and their suppliers, customers and partners. Under the terms of our agreement with SAP Labs, Inc., we are in the process of creating an interface to SAP's R3 ERP system that will enable SAP's enterprise customers to implement our MOJO technology in their e-commerce marketing programs.

     Operating Resource Management. In September 1999, we entered into a non-binding memorandum of understanding with Ariba, Inc. to integrate our real-time online media buying technology into the Ariba Network. Ariba provides an Internet-based system that enables companies to automate their online procurement of goods and services. The Mediaplex and Ariba integrated service is expected to enhance the efficiency of managing online advertising campaigns for the Ariba Network customers by providing an automated system for the transmittal and acknowledgement of advertisement insertion and change orders using adXML, our version of XML.

     System Integration. In September 1999, we entered into an agreement with OTP Software, Inc., a systems integrator specializing in Oracle and IBM software. OTP Software will provide interfaces for MOJO technology into Oracle and IBM applications. Our relationship with Active Software, a leading provider of eBusiness integration software, combines the capabilities of Active's ActiveWorks Integration System that is designed to retrieve a company's business data contained within disparate enterprise applications, with MOJO's ability to change advertising messages based on this business data in real time.

     Internet Development and Consulting. In May 1999, we entered into a preferred provider agreement with Icon Medialab, a global Internet architect for companies integrating Internet-based technology with business strategies. Icon Medialab's services include strategy consulting, system integration, interface design and usability testing for enhanced customer relations. Under our agreement with Icon Medialab, we may cross-refer clients and collaborate on joint marketing and strategic consumer development programs. We also believe that we will benefit from Icon Medialab's presence and marketing capabilities in Europe.

     Cable Television Providers. In August 1999, we entered into an agreement with Across Media Networks to offer marketers the capability to deliver targeted offers, both on cable television and the Internet, driven by business rules and relevant marketing data. Across Media Networks designs and operates private label cable channels to enable cable operators to outsource the creation of branded, advertiser-supported subscriber information channels, and serves over three million subscribers in more than 75 cities nationwide. We will provide MOJO technology to Across Media Networks exclusively in conjunction with online marketing and advertising programs for its CityHits Internet business and clients.

     Wireless Messaging. In December 1999, we entered into a letter of intent with OpenGrid to extend the MOJO technology to the wireless communications medium. The Mediaplex/OpenGrid integration will overlay the MOJO technology with the OpenGrid Interchange platform to deliver customized wireless advertising in real time to customers using mobile devices, such as cellular phones.

     adXML. adXML.org is Mediaplex's sponsored initiative as a global open communication language for automating transactions between business sectors within the advertising industry, including advertisers, advertising agencies and media vendors. adXML is designed to streamline the buying, placement and procurement of inventory information by using a standardized language, XML, or extensible mark-up language. The adXML organization has completed an initial beta test of adXML. To date, the adXML organization is comprised of 94 companies categorized in nine subcommittees including online, print, television, radio, out of home, wireless, process, return on investment and broadband. The membership includes Motorola, Nokia, ABC TV, Flycast and DoubleClick.

     E-mail Communications. In November 1999, we entered into an agreement with Post Communications to extend the MOJO technology to the e-mail communications medium. The Mediaplex/Post integration will use Post's proprietary datamart customer profiles to generate customized and up-to-the-minute new advertisements within e-mails.

     Opt-in Promotional Offers. In November 1999, we entered into an agreement with SoftCoin through which we plan to enhance our dynamic messaging capability by integrating SoftCoin's off line promotion data with the online promotion data accessed by MOJO. We believe this will enable MOJO to target online users based on their off-line purchase behavior, through opt-in promotional offers, which are offers that require a consumer to affirmatively choose to participate in the promotion and disclose certain information.

   In July 1999, we entered into a technology integration and services agreement with DoubleClick, a provider of online advertising services, which provided for mutual services and obligations. We and DoubleClick have recently agreed to terminate this agreement. As a result, we and DoubleClick will be unable to realize the benefits under that agreement. However, we and DoubleClick may continue to explore ways of integrating our MOJO technology with DoubleClick's ad serving technology, known as DART. Although we expect to continue to purchase media in DoubleClick's publisher network, we expect competitive pressure from DoubleClick to increase in other areas.

Technical Support

   We provide extensive technical strategy and support throughout the implementation and maintenance phases of the deployment of our services. This support is comprised of three key components: Network Operations, Technical Account Coordination and MOJO Implementation.

 Network Operations

   Our network operations organization is responsible for ensuring that our network and servers are fault-tolerant. We have organized our network of servers to provide significant protection against potential breakdown or outages.

 Technical Account Coordination

   We believe that our technical account procedures protect the client from data loss. Each account team, comprised of a customer support manager, software engineer and director of systems operations, holds frequent meetings to discuss each ad campaign currently being conducted. These teams review each client's campaign for which the team is responsible to ensure the client's program is operating trouble-free. Our account coordinators also work with each publisher to provide smooth technical implementation of the campaign, and test each technical aspect of the campaign before it is launched.

 MOJO Implementation

   Our engineering organization takes an in-depth and focused approach to the implementation of our MOJO technology for each client's online campaign. Each team meets with its clients to fully understand the client's environment, its computer systems and exactly how the MOJO technology needs to work with the client's specific computer systems. The team also works with the client to define the campaign needs and then implements an appropriate plan based on the campaign goals set by the client. Once MOJO is installed, the team performs ongoing implementation and support of the client's campaign.

Privacy of Client Data

   Our clients generally have implemented security features to protect the privacy and integrity of the data collected from their users. However, this information may be susceptible to hacker interception, break-ins and disruption. We face privacy issues related to our ability to access our clients' internal business information data. In some cases, our clients have expressed concern that, because we manage advertising campaigns for them as well as for their competitors, their confidential business information may be exposed to these competitors. In order to prevent the unintentional exposure of confidential business information of our clients, we have created safeguards for their data, including the use of separate secure servers for clients with any potential product overlap, independent client teams with no overlapping personnel, and confidentiality agreements on behalf of the advertising agencies with which we work and on behalf of the client. In addition, we maintain a strict policy that no client data should be shared, sold or aggregated with any other client's data.

Consumer Privacy

   Our MOJO architecture was designed with the privacy of consumers in mind. For example, in Germany, strict privacy rules require that in order to set a cookie on a consumer's hard drive, a party must have a relationship with that consumer. Cookies are small files of information stored in a user's computer which allow us to recognize that user's browser when we serve advertisements. This means that in Germany, an e-commerce Web site can set cookies, but an ad network cannot. Because our mobile Java objects can reside on the client's server, we can serve ads from the e-commerce site's servers, thus incorporating valuable cookie information in the targeted ad-serving process. In Germany, traditional third-party ad serving architectures could not get access to such data because they do not generally have the ability to serve ads from the e-commerce site's data center.

Government and Industry Privacy Regulation

   Within the United States, the legal landscape for Internet privacy is new and rapidly evolving. Collectors and users of consumer information over the Internet face potential tort liability for public disclosure of private information as well as liability under federal and state fair trade acts when information sharing practices do not mirror stated privacy policies. The Federal Trade Commission and state attorneys general have been investigating Internet service providers regarding their use of personal information. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. In addition, there are a growing number of federal laws that regulate privacy practices, including: the Children's Online Privacy Protection Act, which applies to commercial Web sites and online services that are targeted at children or that have actual knowledge that information is being collected from a child; The Fair Credit Reporting Act, which applies to entities that regularly collect and furnish to others certain types of information, including information bearing on a consumer's credit worthiness, personal characteristics or mode of living; and the recently enacted privacy provisions of the Gramm-Leach-Bliley Act, which impose substantive restrictions on the disclosure to non-affiliated third parties of personally identifiable financial information acquired by financial institutions and requires financial institutions to adopt and provide to customers their privacy policies. We may be liable for either our failure or the failure of our clients to comply with these laws.

   The application of privacy laws of foreign subsidiaries to United States companies doing business with consumers in foreign jurisdictions is also evolving. In October 1998, the European Union adopted a privacy directive that sets minimum standards for personal information processing within the European Union. In addition, most European nations have had comprehensive privacy statutes for some time. Germany, in particular, has adopted significant restrictions on the use of some kinds of profiling techniques, including techniques that are often used by third-party profiling companies. These restrictions limit the effectiveness of our services in Germany. Restrictions in other countries could decrease our ability to provide our advertising and direct marketing services effectively in those countries, which would hamper our ability to expand our operations internationally.

   The Network Advertising Initiative, an industry self-regulatory group comprised of third-party ad servers has proposed a series of self-regulatory principles, which may be more stringent than those currently proposed by federal and state governmental entities. Other trade associations are active as well. For instance, the Online Privacy Alliance, a broad coalition of high-technology companies, is examining fair information practices and may offer proposals for industry acceptance. The Direct Marketing Association, the leading trade association of direct marketers, has also adopted guidelines regarding the fair use of information for industry participants to follow.

Intellectual Property

   To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, and confidentiality agreements or licenses with employees, consultants, vendors, clients and corporate parties. Despite these protections, a third party could, without authorization, disclose, copy or otherwise obtain and use our technology or develop similar technology independently.

   We currently have one provisional patent application pending in the United States relating to our MOJO architecture. We cannot assure you that our pending, or any future, patent application will be granted, that any existing or future patent will not be challenged, invalidated or circumvented, or that the rights granted under or any patent that may issue will provide competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to the protection and enforcement of intellectual property rights, especially patents. If a blocking patent has issued or issues in the future to a third party, we would need either to obtain a license to, or to design around, that patent. We may not be able to obtain a license on acceptable terms, if at all, or design around the patent, which could harm our ability to provide our services.

   We pursue the registration of our trademarks and service marks in the U.S. and in other countries, although we have not secured registration of all of our marks. As of December 31, 1999, we had no registered U.S. trademarks or service marks; however, we have applied for registration of our Mediaplex and MOJO trademarks, which we believe are key to identifying and differentiating our services from those of our competitors. In addition, the laws of some foreign countries will not protect our proprietary rights to the same extent as do the laws of the U.S., and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions.

   We may, in the future, license our proprietary rights, in particular our MOJO technology, to third parties. These licensees may fail to abide by compliance and quality control guidelines with respect to our proprietary rights or take actions that would severely harm our ability to use our proprietary rights and our business.

   In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there exist numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. If we were to discover that our technology violates third-party proprietary rights, we might not be able to obtain licenses or continue offering our services based on our technology without substantial reengineering. Any efforts to undertake this reengineering might not be successful, and any necessary licenses might not be available on commercially reasonable terms, if at all.

   Litigation for claims of infringement might not be avoided or settled without incurring substantial expenses and damage awards. In addition, any of these claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could result in injunctions preventing us from delivering our services based on our technology or licensing our technology to third parties or clients. These claims could harm our business.

   In the future, we may license technology that will be integrated with our internally developed software and used in our services. We cannot assure you that third-party technology licenses will become or will continue to be available to us on commercially reasonable terms. The loss of any of these technologies could harm our business. In addition, by licensing technology from third parties, we may become susceptible to claims for infringement with respect to this third-party technology. Even if we receive broad indemnification from our licensors, third-party indemnitors are not always well capitalized and may not be able to indemnify us in the event of infringement, resulting in substantial exposure to us. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could harm our business.

Competition

   The Internet media services market, which includes planning media campaigns, buying advertising space, ad serving and tracking and reporting results of advertising, is extremely competitive and likely to become more intense due to the lack of significant barriers to entry. In particular, advertising agencies without in-house online media management capabilities, including those with which we currently work, may develop these capabilities in the future. Our primary competition for providers of online media planning and buying services is Avenue A, and our primary competitor for third-party ad serving is DoubleClick. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. The following categories represent current and potential competition:

  . online media planning and buying services, such as Avenue A;

  . ad serving companies, such as AdForce, DoubleClick and Engage
    Technologies;

  . publisher networks that provide services directly to clients, such as Flycast Communications, AdSmart and 24/7 Media;

  . organizations that manage affiliate programs, such as LinkShare; and

  . advertising agencies that have or elect to develop in-house online media management capabilities, such as Lowe Interactive.

   We believe that our ability to compete depends upon many factors both within and outside of our control, including:

  . effectiveness, ease of use, performance and features of our technology;

  . client perceptions of the effectiveness of our services and technology;

  . the price of our services;

  . our ability to service our clients effectively over a broad geographic basis; and

  . the timing and acceptance of new services and enhancements to existing services developed by us or our competitors.

   We believe that, in addition, competition will continue to increase as a result of industry mergers, partnerships and consolidation. For example, AdForce, AdSmart and Flycast have recently been acquired by CMGI, AdKnowledge has been acquired by Engage Technologies, a subsidiary of CMGI, and NetGravity has been acquired by DoubleClick. As we expand internationally, we expect to face competition from internationally based competitors, such as Mindshare Digital and Publicis Technology, as well as our domestic competitors with international operations, such as BBDO Interactive, Leo Burnett and The Interpublic Group of Companies.

Employees

   As of December 31, 1999, we had 140 full-time employees. Of these employees, 43 were engaged in research and development, 71 were engaged in sales and marketing and 26 were engaged in finance and administration. None of our employees is represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   We currently lease approximately 33,200 square feet of office space for our headquarters in two buildings, located in San Francisco, California. We also lease approximately 13,200 square feet of a facility in San Jose, California that houses our research and development organization and approximately 7,700 square feet in New York City for a sales office. We also lease space for our office in Hamburg, Germany and are currently seeking to obtain office space in London, England. In addition, we use two third-party, fully redundant co-location facilities that house our Web servers in San Francisco and San Jose, California and we are currently seeking to obtain additional co-location facilities in other areas in the United States. These leases expire at various dates through 2004. We cannot assure you that we will be able to locate and lease additional acceptable co-location space at a reasonable price.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Effective October 31, 1999, our stockholders approved the following actions:

  .  changing our state of incorporation from California to Delaware;

  .  adopting a new certificate of incorporation;

  .  adopting new bylaws;

  .  adopting a new 1999 stock option plan;

  .  adopting a new 1999 employee stock purchase plan; and

  .  adopting indemnification agreements for our officers and directors.

   All of the foregoing proposals were approved by the written consent of the holders of 23,043,575 shares of common stock on an as converted basis, based upon 24,590,505 shares of stock outstanding on the record date of such consent

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

   Our common stock has been traded on The Nasdaq Stock Market's National Market under the symbol "MPLX" since November 19, 1999, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market's National Market:

                                                                   High   Low
                                                                  ------ ------
Fourth Quarter 1999 (from November 19, 1999)..................... $78.13 $20.75

   On December 31, 1999, the last reported sale for our common stock on The Nasdaq Stock Market's National Market was $62.75 per share. The last reported sale for our common stock on the Nasdaq Stock Market's National Market was $54.00 per share on March 28, 2000.

                                    HOLDERS

   As of March 28, 2000, we estimate that there were approximately 178 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

                                DIVIDEND POLICY

   We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

                        SALE OF UNREGISTERED SECURITIES

   During 1999, we issued unregistered securities in the following transactions:

     (1) In January and March 1999, we issued and sold to an employee, Jay Goodman, 13,333 shares and to a non-employee, Seth Harmon, 10,000 shares, in payment for past services rendered at prices of $1.13 and $1.29 per share, respectively.

     (2) In January 1999, in exchange for services rendered, we issued and sold to Glenn Argenbright, an employee, 200,000 shares for a purchase price of $0.62 per share under our 1997 Stock Plan.

     (3) During 1999, we issued to certain of our employees, officers, directors and consultants options to purchase an aggregate of 9,659,721 shares of our common stock, at exercise prices ranging from $0.50 per share to $67.88 per share, pursuant to our 1997 Stock Plan and 1999 Stock Plan, and Amended and Restated 1999 Stock Plan.

     (4) During 1999, we issued an aggregate of 439,357 shares of common stock to our employees, directors and consultants upon the exercise of options at exercise prices ranging from $0.05 to $3.25 per share.

     (5) On January 11, 1999, we issued to Timothy Favia, an employee, a warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $0.50 per share.

     (6) On January 26, 1999, we issued and sold an aggregate of 1,206,000 shares of series A preferred stock (which converted into an equal number of shares of our common stock upon the consummation of our initial public offering) to 37 investors at a purchase price of $1.25 per share or an aggregate purchase price of $1,507,500.

     (7) On March 25, 1999, we issued and sold an aggregate of 1,979,000 shares of common stock valued at $1.29 per share to Ruiqing Jiang in connection with our acquisition of Netranscend Software, Inc., of which Mr. Jiang was the sole shareholder.

     (8) On June 15, 1999, we issued and sold an aggregate of 4,500,000 shares of series B preferred stock (which converted into an equal number of shares of our common stock upon the consummation of our initial public offering) to 36 investors at a purchase price of $2.00 per share, or an aggregate purchase price of $9,000,000.


     (9) On June 15, 1999, we issued to Retail Ventures International, Inc. and Zeron Capital, Inc. warrants to purchase 150,000 shares of our common stock and 125,000 shares of series B preferred stock (which converted into an equal number of shares of our common stock upon the consummation of our initial public offering) at an exercise price of $2.00 per share.

     (10) On June 15, 1999, we issued to Retail Ventures International, Inc. a warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $0.50 per share.

     (11) On August 6, 1999, we issued and sold an aggregate of 4,000,000 shares of series C preferred stock (which converted into an equal number of shares of our common stock upon the consummation of our initial public offering) to 14 investors at a purchase price of $3.59 per share, or an aggregate purchase price of $14,360,000.

   The issuances described in paragraphs 1 and 5 through 11 above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The sales of securities described in paragraphs 2, 3 and 4 above were deemed to be exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The issuance of warrants to purchase stock described in paragraphs 9 and 10 above did not require registration under the Securities Act, or an exemption therefrom, insofar as such grants did not involve a "sale" of securities as such term is used in Section 2(3) of the Securities Act. All recipients either received adequate information about our company or had access, through employment or other relationships, to information about our company.

           USE OF PROCEEDS OF SHARES SOLD IN INITIAL PUBLIC OFFERING

   On November 19, 1999, we commenced the initial public offering of 6,900,000 shares of our common stock, including 900,000 shares of subject to an overallotment option, pursuant to a registration statement on Form S-1 (Commission File No. 333-86459) declared effective November 19, 1999. The managing underwriters of the public offering were Lehman Brothers Inc., SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. The 6,900,000 shares sold on our behalf were sold at a price per share of $12.00. The aggregate offering price of the shares offered by us was $82,800,000, less underwriting discounts and commissions of $5,796,000 and expenses of approximately $1,560,000. None of the net proceeds had been used prior to the end of the year ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this annual report. The balance sheet data as of December 31, 1999 and 1998 and the statement of operations data for the years ended December 31, 1999, 1998 and 1997 have been derived from our audited financial statements and related notes included elsewhere in this annual report. The balance sheet data as of December 31, 1997 and 1996 and the statement of operations data for the period from September 10, 1996 (inception) to December 31, 1996 are derived from audited financial statements which have not been included in this annual report. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                 September 10,
                                                                     1996
                                  Years Ended December 31,        (inception)
                               --------------------------------   to December
                                  1999       1998       1997       31, 1996
                               ----------  ---------  ---------  -------------
                                (in thousands, except share and per share
                                                  data)
Statement of Operations Data:
Revenues...................... $   26,405  $   3,588  $     426    $     --
Cost of revenues..............     20,418      2,770        445          --
                               ----------  ---------  ---------    ---------
Gross profit (loss)...........      5,987        818        (19)         --
                               ----------  ---------  ---------    ---------
Operating expenses:
  Sales and marketing.........      7,399        820        481           23
  Research and development....      4,135        556        347           49
  General and administrative..      5,067        636        256           31
  Stock-based compensation....     11,360        578         11          152
  Amortization of goodwill and
   intangibles................        753        --         --           --
                               ----------  ---------  ---------    ---------
    Total operating expenses..     28,714      2,590      1,095          255
                               ----------  ---------  ---------    ---------
Loss from operations..........    (22,727)    (1,772)    (1,115)        (255)
Interest income (expense),
 net..........................        912       (247)        (2)         --
                               ----------  ---------  ---------    ---------
Net loss......................    (21,815)    (2,019)    (1,117)        (255)
Beneficial conversion feature
 of Series C convertible
 preferred stock..............    (14,360)       --         --           --
                               ----------  ---------  ---------    ---------
Net loss attributable to
 common stockholders.......... $  (36,175) $  (2,019) $  (1,117)   $    (255)
                               ==========  =========  =========    =========
Net loss per share
 attributable to common
 stockholders--basic and
 diluted...................... $    (2.34) $   (0.25) $   (0.13)   $   (0.07)
                               ==========  =========  =========    =========
Weighted average shares
 outstanding.................. 15,426,913  8,186,127  8,457,464    3,795,714
                               ==========  =========  =========    =========

                                         Years Ended December 31,
                               -----------------------------------------------
                                  1999       1998       1997         1996
                               ----------  ---------  ---------  -------------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents..... $   78,052  $     375  $     142    $      27
Working capital...............     84,085     (1,863)      (586)         (46)
Total assets..................    103,442      1,444        262           52
Long-term debt less current
 portion......................        280        232         65          --
Accumulated deficit ..........    (39,566)    (3,392)    (1,373)        (255)
Total stockholders' equity
 (deficit)....................     90,713     (1,962)      (558)         (22)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with our financial statements and the notes to such statements included elsewhere in this annual report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Mediaplex and our industry. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This annual report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "risk factors" section beginning on page 26 and elsewhere in this annual report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

   We provide technology-based advertising and marketing services for companies and advertising agencies that seek to optimize their Internet marketing campaigns. Although we were incorporated in September 1996, we did not begin offering our advertising campaign management services until April 1998. Before April 1998, we operated under a different business model that generated revenues primarily from the sale of advertising space on two Web sites formerly operated by us that delivered sports and business news and information. We decided to cease the operation of these sites because we determined that the sites were not generating satisfactory operating results and because we believed that our present business model represented a superior opportunity. During the first half of 1998, we devoted most of our resources to developing our new business plan and technology and establishing our technical and sales organizations.

   In the second quarter of 1998, we began generating revenues from our advertising campaign management services, and since the fourth quarter of 1998 we have derived substantially all of our revenues from this source. Our campaign management services include planning the online campaign, coordinating the online and offline portions of the campaign, purchasing and placing online media, and tracking, analyzing and reporting the results of the media campaign. In the second quarter of 1999, we began utilizing our mobile Java objects, or MOJO, architecture to enhance our service offerings and expand our business. We have begun to broaden our revenue sources by leveraging the capabilities of our MOJO architecture to offer message management services, which will allow advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real time. Currently we have eleven clients who use our message management services, as compared to five clients who used our message management services in the fourth quarter 1999. To date, we have not generated significant revenues from message management services.

   We currently provide advertising management services for a fixed fee, which varies from client to client. This fee is principally based on the extent of services provided and the direct cost of media placement. This cost of purchasing advertising space on an Internet site is typically determined by the cost per thousand impressions. Revenues from advertising management services are recognized in the period that advertising impressions are delivered, or placed on an Internet site, provided that no significant obligations on our part remain at the end of the period and the collection of the resulting receivable is reasonably assured. Our obligations often include, for instance, guarantees of a minimum number of impressions. To the extent that significant obligations remain, we defer recognition of the corresponding portion of the revenues until these obligations are met.

   In addition, we generate revenues from clients obtained through or referred to us by an ad agency. If an ad agency is used, we will usually bill the ad agency for work done on behalf of the agency's clients, and the ad agency will then be responsible for obtaining full payment from the client. Sometimes, although less frequently, we will directly bill that ad agency's client. We expect the percentage of our total revenues that we obtain from clients referred to us by ad agencies to increase in future periods. To date, we have paid no referral fees to any ad agencies, nor have any ad agencies paid referral fees to us, for referring clients. However, we expect to pay referral fees to ad agencies in a limited number of cases. In addition, we may receive referral fees in the future.

   Cost of revenues consists primarily of the cost of procuring advertising space on third-party Internet sites and, to a lesser extent, of the telecommunications and other costs related to maintaining our ad servers at third-party locations. These costs are recorded in the period that the advertising impressions are delivered and the related revenues are recorded. Currently, we purchase advertising space on Internet sites for a particular media campaign. In the future, we may enter into purchase commitments to obtain advertising space in bulk without a particular media campaign identified in order to obtain more favorable pricing.

   To date, we have expensed all of our research and development costs in the period in which we incur these costs. The period from achievement of technological feasibility to the general availability of our software to clients has been short, and therefore software development costs qualifying for capitalization have been insignificant.

   In March 1999, we acquired Netranscend Software, Inc., a Java-based business automation solutions software company, for a note payable of $430,000, due in four annual installments beginning in March 2000, and 1,979,000 shares of common stock, with an estimated fair value of $1.29 per share. This acquisition was accounted for under the purchase method of accounting. We recorded $3.0 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

   We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $1.1 million in 1997, $2.0 million in 1998 and $21.8 million in 1999. At December 31, 1999, our accumulated deficit was $39.6 million, which includes $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of revenues:

                                                         Years Ended
                                                        December 31,
                                                     -----------------------
                                                      1999    1998     1997
                                                     ------   -----   ------
   Revenues.........................................  100.0 % 100.0 %  100.0 %
   Cost of revenues.................................   77.3    77.2    104.6
                                                     ------   -----   ------
   Gross profit (loss)..............................   22.7    22.8     (4.6)
                                                     ------   -----   ------
   Operating expenses:
     Sales and marketing............................   28.0    22.8    112.9
     Research and development.......................   15.7    15.5     81.5
     General and administrative.....................   19.2    17.8     60.0
     Stock-based compensation.......................   43.0    16.1      2.6
     Amortization of goodwill and intangibles.......    2.9     --       --
                                                     ------   -----   ------
       Total operating expenses.....................  108.8    72.2    257.2
                                                     ------   -----   ------
   Loss from operations.............................  (86.1)  (49.4)  (261.8)
   Interest income (expense), net...................    3.5    (6.9)    (0.6)
                                                     ------   -----   ------
   Net loss.........................................  (82.6)  (56.3)  (262.4)
   Beneficial conversion feature of Series C
    convertible preferred stock.....................  (54.4)    --       --
                                                     ------   -----   ------
   Net loss attributable to common stockholders..... (137.0)% (56.3)% (262.4)%
                                                     ======   =====   ======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues. Revenues increased to $26.4 million for the year ended December 31, 1999 from $3.6 million for the year ended December 31, 1998. The period-to-period increase was primarily due to the growth of our selling of campaign management services to a broad set of advertisers, including advertising agencies, which we began in April 1998. In 1999, substantially all of our revenues consisted of fees received for providing campaign management services. In 1998, our revenues were primarily derived from the sale of advertising on our Internet content sites.

   Cost of Revenues. Cost of revenues increased to $20.4 million, or 77.3% of revenues, for the year ended December 31, 1999 from $2.8 million, or 77.2% of revenues, for the year ended December 31, 1998. The increase in cost of revenues in 1999 was primarily due to the increase in our revenues. The cost of revenues for the year ended December 31, 1999 comprised primarily media placement costs, including the telecommunications and other costs related to maintaining our ad servers at third-party sites, while the cost of revenues for the year ended December 31, 1998 consisted primarily of the cost of maintaining our Internet content sites.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses increased to $7.4 million, or 28.0% of revenues, for the year ended December 31, 1999 from $820,000, or 22.8% of revenues, for the year ended December 31, 1998. The increase in sales and marketing expenses in both dollars and as a percentage of revenue during 1999 was primarily due to the significant growth of our sales and marketing organization in 1999 as we focused on selling advertising campaign management services. The number of sales and marketing personnel increased from 13 as of December 31, 1998 to 71 as of December 31, 1999. We expect that sales and marketing expenses will continue to increase.

   Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff and fees for outside contractor services. Research and development expenses increased to $4.1 million, or 15.7% of revenues, for the year ended December 31, 1999 from $556,000, or 15.5% of revenues, for the year ended December 31, 1998. This dollar increase in research and development expenses in both dollars and as a percentage of revenue was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from two as of December 31, 1998 to 43 as of December 31, 1999. We expect to continue to spend significant amounts on research and development as we continue to develop and upgrade our technology. Accordingly, we expect that research and development expenses will continue to increase.

   General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $5.1 million, or 19.2% of revenues, for the year ended December 31, 1999 from $636,000, or 17.8% of revenues, for the year ended December 31, 1998. The dollar increase in general and administrative expenses was due primarily to the hiring of additional general and administrative personnel. We had four general and administrative personnel as of December 31, 1998 and 26 persons as of December 31, 1999. We expect that general and administrative expenses will continue to increase.

   Stock-based Compensation. Stock-based compensation expense increased to $11.4 million, or 43.0% of revenues, for the year ended December 31, 1999 from $578,000, or 16.1% of revenues, for the year ended December 31, 1998. For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options.

Total deferred stock compensation as of December 31, 1999 was $6.5 million. The deferred stock compensation associated with 66,667 options requires remeasurement at the end of each period and is directly related to the then current fair value of our common stock. Therefore, as our stock price increases, the stock-based compensation, or the amortization of these deferred stock compensation amounts, will proportionately increase.

   Amortization of Goodwill and Intangible Assets. Amortization expense was $753,000, or 2.9% of revenues, for the year ended December 31, 1999, due to the amortization of goodwill and intangible assets recorded in connection with our acquisition of Netranscend Software, Inc. in March 1999. We recorded no goodwill amortization expense in 1998. We expect to recognize $251,000 of amortization expense for this transaction in each quarter through the first quarter of 2002.

   Interest Income (Expense), Net. Interest income, net was $912,000 for the year ended December 31, 1999, representing primarily interest earned on the cash and cash equivalents we generated in 1999 from private placements of convertible preferred stock and the initial public offering. The net interest expense of $247,000 for the year ended December 31, 1998 was primarily due to the beneficial conversion feature of a note payable to stockholders.

   Net Loss. Net loss was $21.8 million for the year ended December 31, 1999, and $2.0 million for the year ended December 31, 1998. The increase in net loss of $19.8 million from 1998 to 1999 was primarily due to the increase in operating expenses of $26.1 million, which includes a $10.8 million increase in stock-based compensation expense, from 1998 to 1999.

   Beneficial Conversion Feature of the Series C Convertible Preferred
Stock. In August 1999, Mediaplex issued 4,000,000 shares of Series C convertible preferred stock at a purchase price of $3.59 per share. These shares were converted into shares of common stock on a one-for-one basis. Because the conversion price was less than our initial public offering price, the Series C preferred stock was deemed to have an embedded beneficial conversion feature. This feature allows the holders to acquire common stock at a purchase price below its deemed fair value. The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds. Consequently, the issuance and sale of the Series C preferred stock resulted in a beneficial conversion feature of $14.4 million, which has been reflected as a preferred dividend in our 1999 statement of operations.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenues. Revenues increased to $3.6 million for the year ended December 31, 1998 from $426,000 for the year ended December 31, 1997. The increase in revenues in 1998 from 1997 was primarily due to the commencement of selling advertising campaign management services in April 1998. In 1997, we were selling advertising space on our Internet content sites under our prior business model. In 1998, we began providing our advertising campaign management services and increased our sales force, resulting in significant revenue growth in 1998.

   Cost of Revenues. Cost of revenues increased to $2.8 million, or 77.2% of revenues, for the year ended December 31, 1998 from $445,000, or 104.6% of revenues, for the year ended December 31, 1997. The increase in cost of revenues in 1999 was primarily due to the increase in our revenues. The cost of revenues for the year ended December 31, 1998 comprised primarily media placement costs, while the cost of revenues for the year ended December 31, 1997 consisted primarily of the cost of maintaining our Internet content sites.

   Sales and Marketing. Sales and marketing expenses increased to $820,000, or 22.8% of revenues, for the year ended December 31, 1998 from $481,000, or 112.9% of revenues, for the year ended December 31, 1997. The dollar increase in sales and marketing expenses was due primarily to an increase in the number of sales and marketing personnel.

   Research and Development. Research and development expenses increased to $556,000, or 15.5% of revenues, for the year ended December 31, 1998 from $347,000, or 81.5% of revenues, for the year ended December 31, 1997. This dollar increase in research and development expenses was due primarily to an increase in the number of development engineers in our research and development organization throughout most of the year.

   General and Administrative. General and administrative expenses increased to $636,000, or 17.8% of revenues, for the year ended December 31, 1998 from $256,000, or 60.0% of revenues, for the year ended December 31, 1997. The dollar increase in general and administrative expenses was due primarily to the hiring of general and administrative personnel.

   Stock-based Compensation. Stock-based compensation expense increased to $578,000, or 16.1% of revenues, for the year ended December 31, 1998 from $11,000, or 2.6% of revenues, for the year ended December 31, 1997. Total deferred stock compensation as of December 31, 1998 was $53,000.

   Interest Income (Expense), Net. Interest expense, net increased to $247,000 for the year ended December 31, 1998 from $3,000 for the year ended December 31, 1997.

   Net Loss. Net loss was $2.0 million for the year ended December 31, 1998, and $1.1 million for the year ended December 31, 1997. The increase in net loss of $0.9 million from 1997 to 1998 was primarily due to the increase in operating expenses of $1.5 million from 1997 to 1998. In particular, stock-based compensation increased $567,000 from 1997 to 1998.

Liquidity and Capital Resources

   From our inception in September 1996 through August 1999, we financed our operations primarily through the private placement of preferred stock, which has generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of December 31, 1999, we had $78.1 million in cash and cash equivalents.

   Net cash used in operating activities for the year ended December 31, 1999, 1998, and 1997 was $9.1 million, $240,000 and $150,000, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges and net increases in accounts receivable, offset by increases in accrued liabilities, deferred revenues, and accounts payable.

   Net cash used in investing activities for the year ended December 31, 1999, 1998, and 1997 was $12.7 million, $79,000 and $70,000, respectively. Net cash used in investing activities in all periods presented was due principally to the acquisition of computer equipment and software. As of December 31, 1999, we invested the proceeds from our initial public offering of common stock into short-term investments.

   Net cash provided by financing for the year ended December 31, 1999, 1998, and 1997 was $99.5 million, $551,000 and $335,000, respectively. In 1999, net cash provided by financing activities was primarily due to issuance of shares of our common stock and our preferred stock. In 1999 and 1998 the funds borrowed from stockholders under notes payable bore interest at 6% per annum. These notes payable were paid off in 1999. As of December 31, 1999, we currently have no other borrowings.

   Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from December 31, 1999. After that time, we may need additional funds to expand or to meet all of our operating needs. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

RISK FACTORS

Risks Related to Our Company

Our limited operating history makes financial forecasting and evaluation of our business difficult.

   We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In addition, we have only recently begun deploying our MOJO technology in client advertising campaigns. In the year ended December 31, 1999, we employed portions of our MOJO technology in six clients' campaigns, two of which were new clients in the fourth quarter of 1999. Consequently, we have only slightly more than one year of relevant operating history upon which you may evaluate our operations and financial prospects. Our limited operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

  . purchase appropriate media space at reasonable costs;

  . attract new advertisers and maintain current client relationships;

  . achieve effective ad campaign results for our clients;

  . develop new relationships and maintain existing relationships with advertising agencies, our marketing alliance partners and other third parties;

  . continue to develop and upgrade our MOJO platform and other technology to keep pace with the growth of the Internet advertising industry and changes in technology; and

  . continue to expand the number of services we offer.

We have a history of losses, expect future losses and may never become profitable.

   We have not achieved profitability in any period to date and, given the level of planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of December 31, 1999 was approximately $39.6 million. We incurred losses of $21.8 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

Variations in quarterly operating results, due to factors such as changes in demand and the mix of services we provide, may cause our stock price to decline.

   It is possible that in future periods our results of operations will be below the expectations of securities analysts. If so, the market price of your shares would likely decline. Our quarterly operating results have fluctuated in the past and are likely to continue to do so in the future. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance and should not be relied upon to predict our future performance or our stock price.

   Our quarterly revenues, expenses and operating results could vary significantly from quarter-to-quarter for several other reasons, many of which are beyond our control. These factors include:

  . demand for our advertising services and mix of services we provide;

  . addition of new or loss of current advertisers and advertising agencies;

  . decisions by advertisers or advertising agencies to implement or delay campaigns;

  . deployment of new services we may offer;

  . changes in availability and pricing of advertising space;

  . changes in our pricing policies or the pricing policies of our competitors; and

  . costs related to acquisitions of technology or businesses.

   Our current and future expense estimates are based, in large part, on estimates of future revenues, which are difficult to predict, and on our investment plans. In particular, we plan to increase our operating expenses significantly in order to expand our sales and marketing operations, to enhance our proprietary software and to expand internationally. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenues shortfall. If these expenses are not accompanied by increased revenues, our results of operations and financial condition would be harmed.

   Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular period, these payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Our revenues depend upon a few key clients, and if we lose a major client, our revenues may be significantly reduced.

   Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 1998, DATEK Online and uBid accounted for approximately 56% and 21% of our revenues, respectively. In 1999, ShopNow.com and DATEK Online accounted for approximately 12% and 10% of our revenues, respectively. In addition, four customers accounted for 76% of our outstanding accounts receivable at December 31, 1998 and one customer accounted for 12% of our outstanding accounts receivable at December 31, 1999. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for our services.

We could be held liable for failing to comply with current federal, state and foreign laws governing consumer privacy or our own stated privacy policies.

   Failure to comply with applicable foreign, federal and state laws and regulatory requirements may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Our stated privacy policy is to not maintain, share, or sell any personally identifiable data or anonymous user profile information. In addition, our clients retain the sole and exclusive right to use any data that they have obtained through explicit permission from an Internet user. Our failure to comply with this stated policy could result in similar consequences under federal and state fair trade acts.

   The Federal Trade Commission and state attorneys general have been investigating Internet companies regarding their use of personal information. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet companies. In October 1998, the European Union adopted a directive addressing data privacy that may result in limitations on our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other foreign, federal or state laws could result in liability and materially harm our business.

Future governmental or industry restrictions or regulations related to privacy on the Internet could limit the effectiveness and reduce the demand for Internet advertising.

   Federal and state legislatures have recently proposed limitations on the collection and use of information regarding Internet users. For instance, one proposed restriction would require Web sites to obtain the permission of their Web visitors before aggregating, sharing or selling any information related to those Web visitors. Similarly, the high-technology and direct marketing industries are considering various additional or different self-regulatory standards. If the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

We may be held liable for our clients' non-compliance with privacy regulations or their own stated privacy policies.

   Our customers are also subject to various foreign, federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable by third parties if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

If we fail to establish, maintain and expand our business and marketing alliances, our ability to grow could be limited, we may not achieve desired revenues and our stock price may decline.

   In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances with companies in industries including:

  . Internet and traditional media advertising;

  . business software;

  . enterprise resource planning;

  . Web site development and consulting; and

  . information technology consultants.

   We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients, to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenues and results of operations would be severely harmed. We currently expect that a significant amount of our future revenues will need to be generated through these relationships. In addition, if companies with which we have business and marketing alliances do not provide high quality products and services to our mutual clients, our sales could suffer. We have little control over the amount of resources these companies will devote to online advertising or referring their clients to our services. We may not be able to generate and maintain adequate relationships to offset the significant resources that are necessary to develop marketing efforts to reach clients of our business and marketing alliances.

We are substantially dependent upon our MOJO technology for our future revenues, and if our MOJO technology does not generate revenues, our business may fail.

   We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our MOJO technology, which we believe is the cornerstone of our business. If our MOJO technology does not perform as anticipated or otherwise does not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have used it in six campaigns as of December 31, 1999. We have only recently introduced message management services using our MOJO technology and these services remain largely untested. To date, we have not generated any material revenues from message management services. In addition, we have incurred and will continue to incur significant costs in developing our MOJO technology. If our revenues generated from the use of our MOJO technology do not cover these development costs, our financial condition would suffer.

Our MOJO technology is relatively new and untested; if our MOJO technology does not perform as anticipated, we would need to devote significant resources to address defects, and our reputation would be damaged.

   Our MOJO technology is complex and has had, and may have in the future, errors, defects or performance problems. In particular, we may encounter problems when it is more broadly used or when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used portions of it in six campaigns as of December 31, 1999. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

If our MOJO technology suffers from design defects, we may need to expend significant resources to address resulting product liability claims.

   Our business will be harmed if our MOJO technology suffers from design defects and, as a result, we may become subject to significant product liability claims. Technology as complex as ours may contain design defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to limit our exposure to liabilities resulting from product liability claims. We currently do not carry any insurance against product liabilities. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. Any product liability claim brought against us could materially harm our business.

If we fail to effectively manage our growth, our management and resources could be strained and our ability to capture new business could suffer.

   We have grown significantly since our inception and in order to succeed we must grow quickly in the future. Future expansion could be expensive and strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving market for Internet advertising. Our failure to manage this growth could seriously harm our business. We have increased our number of employees from 19 at

December 31, 1998 to 140 at December 31, 1999. In addition, we have recently opened an office in Germany, we have announced plans to open an office in London, and we anticipate that we will further expand international operations in 2000.

The loss of our key personnel, including our chief executive officer, president and chief operating officer, or any inability to attract and retain additional personnel, could affect our ability to grow our business.

   Our future success depends to a significant extent on the continued service of our key senior management, technical and professional service and support personnel. The loss of the services of any member of our management team, in particular our chief executive officer, president and chief operating officer, would harm our business. Although we have employment agreements with some of our key senior management, namely, Gregory R. Raifman, Jon L. Edwards, Barclay Jiang and Walter Haefeker, any of these individuals could nonetheless terminate their employment with us at any time. All of our other employees are at-will. Because of the substantial competition for qualified personnel in Northern California, we could suffer substantial attrition and could lose key members of our management. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us. Because many of our executives have only recently joined us, our management team has only worked together for a short time and may not work effectively together. In addition, we currently do not have a permanent chief financial officer.

   Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for qualified personnel in the high technology industry is intense, particularly in the San Francisco Bay region of Northern California, where our principal offices are located. If we fail to hire and retain a permanent chief financial officer, a sufficient number of sales, marketing, technical, service and support personnel, we will not be able to maintain or expand our business.

Our sales and implementation cycle is lengthy, which could divert our financial and other resources, and is subject to delays, which could result in delayed revenues.

   If the sales and implementation cycle of our services is delayed, our revenues will likewise be delayed. Our sales and implementation cycle is lengthy, causing us to recognize revenues long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our campaign and message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our new message management services is likely to be longer than the sales cycle for our other current campaign management services because we believe that clients may require more extensive approval processes related to integrating internal business information with their online advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews and the complexity of clients' online advertising needs.

Sustained or repeated system failures could significantly disrupt our operations, cause client dissatisfaction and reduce our revenues.

   The continuing and uninterrupted performance of our computer systems is critical to our success. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events, including earthquakes. Although we maintain system backup and auxiliary systems to mitigate the damage from the occurrence of any of these events, we may not have taken adequate steps to guard against every difficulty that could occur. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver advertisements quickly and accurately to the targeted audiences. Sustained or repeated system failures would reduce significantly the attractiveness of our services to advertisers.

   In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame required. Our ad network operations and computer hardware is primarily housed at Verio, Inc. and AboveNet Communications, Inc., third-party providers of Internet communication services located in San Francisco and San Jose, California, respectively. In addition, the failure of any advertising server system such as ours, including failures that delay the delivery of advertisements to Internet sites, could reduce client satisfaction and severely harm our business, results of operations and financial condition.

   In the past, users have occasionally experienced difficulties due to software incompatibility or system failures unrelated to our systems. In particular, on two occasions our network operations and computer hardware located in San Francisco experienced power failures that affected our ability to deliver our ad serving services for fifteen minutes and one hour, respectively. On another occasion, the same facility had network routing problems that caused a high number of retries to serve ads, which slowed down our ad serving operations. Although these disruptions have not had a material effect on our business, any further disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could seriously harm our business, results of operations and financial condition.

Our technology has not yet been fully tested at higher capacities, and capacity constraints could reduce our advertising revenues.

   The volume of advertising delivered through our servers has increased from one million impressions per day in January 1999 to up to 39 million impressions per day as of December 31, 1999, representing approximately one-third of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of advertising delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our advertising revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

Acquisitions or strategic investments may divert our management's attention and consume resources necessary to sustain our business.

   In March 1999, we acquired Netranscend Software, Inc., a Java-based business automation solutions software company. We intend to continue pursuing selective acquisitions of businesses and technologies to complement our current business. Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, any of which could harm our business, operating results or financial condition including:

  . difficulties in the integration and assimilation of the operations, technologies, services and personnel of an acquired business;

  . diversion of management's attention from other business concerns;

  . unavailability of favorable financing for future acquisitions; and

  . potential loss of key employees in any acquired business.

If we fail to develop new technology-based services or improve our existing technology-based services to adapt to the changing needs and standards of the Internet advertising industry, sales of our services will decline.

   The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render our existing services obsolete and unmarketable or require unanticipated investments in research and development. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

   Our future success will depend on our ability to adapt to rapidly changing technologies, to enhance existing technologies and to partner or develop and introduce a variety of new technology-based services to address our clients' changing demands. For example, advertisers may require the ability to deliver advertisements utilizing new rich media formats and more precise consumer targeting techniques. In addition, increased availability of broadband Internet access is expected to enable the development of new services that take advantage of this expansion in delivery capability. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our technology-based services. In addition, any new technologies or enhancements that we develop must meet the requirements of our current and prospective clients and must achieve significant market acceptance. Material delays in introducing new technology-based services and enhancements may cause clients to forego purchases of our services and purchase those of our competitors.

   A key component of our strategy is to enhance the return on investment and other performance measurements for our advertiser and advertising agency clients. We have limited experience in implementing and following such a strategy and this strategy may not succeed.

We intend to expand our international sales efforts but do not have substantial experience in international markets.

   We intend to expand our international sales effects in the future. We opened an office in Germany in August 1999 and expect to initiate operations in selected additional international markets in 2000. As of December 31, 1999, we had not generated any material revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

   We also may enter into a number of international alliances as part of our international strategy and rely on these prospective business alliances to conduct operations, establish local networks, aggregate Internet sites and coordinate sales and marketing efforts. Our success in international markets will depend on the success of our business alliances and their willingness to dedicate sufficient resources to our relationships. In the future, any international operations we commence will be subject to other risks, including:

  . difficulties and costs of staffing and managing foreign operations;

  . seasonal reductions in business activity;

  . the impact of recessions in economies outside the United States;

  . privacy laws and regulations outside the United States;

  . changes in regulatory requirements;

  . export restrictions, including export controls relating to encryption technology;

  . reduced protection for intellectual property rights in some countries;

  . potentially adverse tax consequences;

  . political and economic instability;

  . tariffs and other trade barriers; and

  . fluctuations in currency exchange rates.

   Our failure to address these risks adequately may severely harm our ability to expand our operations internationally.

If others claim that we are infringing their intellectual property, we could incur significant expenses or be prevented from selling our services.

   Third parties may claim that we are infringing their intellectual property rights. In particular, third parties may claim that our MOJO technology, on which our success depends in large part, infringes their intellectual property rights. The intellectual property rights of others may cover some of our technology. Claims of intellectual property infringement might require us to enter into royalty or license agreements; however, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or an injunction against the use of our services.

   If any claims of infringement are brought against us, we could incur significant expenses defending against those claims, and suffer additional damages if our defense is not successful. Any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim of patent or other intellectual property infringement against us would immediately harm our business and financial condition.

We may not be able to protect our technology from unauthorized use, which could diminish the value of our services, weaken our competitive position and reduce our revenues.

   Our success depends in large part on our proprietary technology, including our MOJO platform. In addition, we believe that our Mediaplex and MOJO trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

   We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Third-party software providers could copy or otherwise obtain and use our technology without authorization or develop similar technology independently which may infringe our proprietary rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property protection may also be unavailable or limited in some foreign countries.

   We generally enter into confidentiality or license agreements with our employees, consultants, vendor clients and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our services or technologies. Our precautions may not prevent misappropriation of our services or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

Risks Related to Our Industry

Inadequate security on the Internet could limit the effectiveness of and reduce the demand for our services and technology.

   The failure of the Internet to continue to develop as a medium for the purchase of goods and services would decrease the demand for online advertising. Concerns over the security of transactions conducted over the Internet and the privacy of consumers may inhibit the growth of the Internet and online advertisers. Our clients generally have implemented security features to protect the privacy and integrity of the data collected from their users. However, this information may be susceptible to hacker interception, break-ins and disruption. If any of these were to occur, or if a well-publicized compromise of security were to occur, Internet usage may not increase at the rate we expect and, consequently, our services would be perceived as less effective or desirable by our clients.

Increased usage of filtering software could limit the effectiveness of and reduce the demand for our services and technology.

   Visitors to Web sites on which our advertising messages are placed may not be aware that information regarding them is being collected by third-party data profiling companies. There currently exists software that can limit the effectiveness of data profiling technology in capturing information for a particular visitor to a Web site. Widespread use of this limiting or inhibiting technology would decrease the effectiveness of our services for our clients that are dependent upon the reliability of the information we obtain from profiling companies, which would decrease the attractiveness of those services to our clients. If this occurs, our business would be significantly harmed.

Our business model and ability to generate significant revenues depend upon broad market acceptance of Internet advertising.

   Our business model relies on revenues generated primarily by providing Internet advertising services to response-oriented advertisers. The Internet as an advertising medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Internet advertising, as well as technology-based methods for targeting advertising and tracking, measuring and reporting the results of Internet advertising may not achieve broad market acceptance. Our ability to generate significant revenues from advertisers will depend, in part, on our ability to:

  . demonstrate to advertisers that advertising on the Internet will add value and increase marketing effectiveness;

  . attract and retain advertisers and advertising agencies by differentiating the services and technology we offer; and

  . obtain adequate available advertising inventory from a large base of Internet sites.

Intense competition in the Internet advertising industry could reduce our ability to gain clients and might require us to reduce prices, which could reduce our revenues.

   We face intense competition in the Internet advertising services industry. Our primary competitor for providers of online media planning and buying services is Avenue A, and our primary competitor for third party ad serving is DoubleClick. We are in the process of terminating our contractual relationship with DoubleClick. As a result, we expect competitive pressure from DoubleClick to increase in the future.

   The following categories represent current and potential competition:

  . providers of online media planning and buying services, such as Avenue A;

  . ad serving companies, such as AdForce, DoubleClick and Engage
    Technologies;

  . publisher networks that provide services directly to clients, such as Flycast Communications, AdSmart and 24/7 Media;

  . organizations that manage affiliate programs, such as LinkShare; and

  . advertising agencies that have or elect to develop in-house online media management capabilities, such as Lowe Interactive.

   We believe that our ability to compete depends upon many factors both within and outside of our control, including:

  . the effectiveness, ease of use, performance and features of our technology;

  . client perceptions of the effectiveness of our services and technology;

  . the price of our services;

  . our ability to service our clients effectively over a broad geographic basis; and

  . the timing and acceptance of new services and enhancements to existing solutions developed by us or our competitors.

   The intense competition among Internet sites has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenues and applicable gross margins that can be sustained either by us or the Internet advertising industry in general.

   We expect competition to continue to increase in our industry because there are no substantial barriers to entry. In particular, advertising agencies without in-house online media management capabilities, including those with which we currently work, may develop these capabilities in the future. We believe that competition will continue to increase as a result of industry mergers, partnerships and consolidations. For example, AdForce and Flycast have been acquired by CMGI, AdKnowledge has been acquired by Engage Technologies, a subsidiary of CMGI, and NetGravity has recently been acquired by DoubleClick.

   As we expand internationally, we expect to face competition from internationally-based competitors such as Mindshare Digital and Publicis Technology, as well as our domestic competitors with international operations, such as BBDO Interactive, Leo Burnett and the Interpublic Group of Companies. Companies doing business on the Internet, including ours, must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. In addition, as we expand the scope of our Internet advertising and direct marketing services, we may compete with a greater number of Internet sites and other media companies across a wide range of different Internet services. Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our services, any of which could harm our business.

   Many of our existing competitors have significantly greater financial, technical, marketing, service and other resources, have a larger installed base of users, have been in business longer or have greater name recognition than we do. Some of our competitors' services may be more effective than our services at performing particular functions or be more customized for particular needs. Some large companies may attempt to build functions into their services that are similar to functions of our services. Even if these functions are more limited than those provided by our services, those services could discourage potential clients from purchasing our services, as well as lead to price reductions that could harm our revenues. In addition, companies larger than ourselves may be more successful in purchasing advertising space.

Seasonality and cyclical spending may cause fluctuations in our quarterly revenue, which may cause us to miss our revenue projections and result in a decline in our stock price.

   We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Due to our short operating history and recent revenue growth, the effect of seasonality on our quarterly revenue may not be fully apparent until future quarters. A decline in the economic prospects of advertisers or the economy generally could cause companies to discontinue, delay or reduce online advertising spending. These events could reduce the demand for our services and cause a decline in our stock price.

Potential clients in specific industries may require us to refuse business from their competitors, limiting our business opportunities and stunting our revenue growth.

   To use our services most effectively, advertisers must integrate their internal business data into their advertising campaigns to deliver a targeted message. This type of integration may raise confidentiality concerns and prompt our clients to require us to contract with them exclusively within their specific industry. If our clients impose these restrictions on us, our potential client base and revenue growth would be limited.

   To fully utilize our MOJO-based services, we must have access to our clients' proprietary business data. Many companies are wary of third parties having access to their business information, because access by third parties increases the risk that confidential business data may become known, even if unintentionally, to outsiders who are not the intended recipients of the data. These confidentiality concerns may be so great as to prompt our clients to attempt to contractually prohibit us from managing the online advertising campaigns of their competitors. If our potential client base in a particular industry was limited in this way, our business and future revenues could be harmed. To date, a few clients have requested that we do not service their competitors; however, we have not agreed to these requests. To address our clients' concerns, we have established procedures to ensure the protection of our clients' data, such as the use of separate teams to work with each client and the use of separate, secure servers for clients' advertising and message campaigns where a conflict may exist. However, we cannot assure you that these measures will be adequate for our clients to continue to use our services.

Government regulation and legal uncertainties of doing business on the Internet may inhibit the commercial acceptance of the Internet and result in decreased demand for our services.

   Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Internet and adversely affect the growth in use of the Internet. In turn, these regulations could result in decreased demand for our services or otherwise harm our business.

   Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. In addition, the growing use of the Internet has burdened existing telecommunications infrastructure and has caused interruptions in telephone service. Certain telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance carriers.

   Due to the global nature of the Internet, it is possible that, while our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business could be adversely affected by the adoption or modification of laws or regulations relating to the Internet.

Additional Risks That May Cause Your Investment in Our Stock to Decline

Because our directors and executive officers together own a large percentage of our voting stock, your voting power may be limited, which may prevent an acquisition of our company or depress our stock price.

   As of December 31, 1999, our executive officers and directors beneficially owned or controlled, directly or indirectly, 20,059,157 shares of common stock, which in the aggregate will represent approximately 54.4% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

Future sales of our common stock, including those purchased in this offering, may depress our stock price.

   A substantial number of our shares of common stock will become available for sale on May 19, 2000. Sales of such shares could depress the market price of our common stock.

We have adopted anti-takeover provisions in our charter documents that could delay or prevent an acquisition of our company.

   Our certificate of incorporation and bylaws contain provisions, such as undesignated preferred stock, a staggered board and the restriction on the persons that can call special board or stockholder meetings, which could make it more difficult for a third-party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirors to negotiate with our board of directors, these provisions may apply even if the offer may be considered beneficial by some stockholders.

New Accounting Pronouncements

   Mediaplex continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the financial statements to this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including commercial papers and money market funds.

   The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999:

                                                                  Cost
                                                         ----------------------
                                                         (Dollars in thousands)
     Cash and cash equivalents..........................        $78,052
     Average interest rate..............................           6.46%
     Short-term investments in marketable securities....        $ 9,912
     Average interest rate..............................           5.54%

   We did not hold derivative financial instruments as of December 31, 1999, and have never held these instruments in the past.

Foreign Currency Risk

   As of December 31, 1999, we have had limited transactions in Germany. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in Germany. The effect of foreign exchange rate fluctuations for 1999 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 1999, we had $115,000 in cash and cash equivalents denominated in foreign functional currencies.

   The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

   Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility, Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MEDIAPLEX, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                  -------------
Report of Independent Accountants...............................  40
Balance Sheets as of December 31, 1999 and 1998.................  41
Statements of Operations for the Years Ended December 31, 1999,
 1998, and 1997.................................................  42
Statements of Stockholders' Equity (Deficit) for the Years Ended
 December 31, 1999, 1998 and 1997...............................  43
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997..................................................  44 through 45
Notes to Financial Statements...................................  46 through 59
Report of Independent Accountants on Financial Statement
 Schedule.......................................................  60
Financial Statement Schedule II--Valuation and Qualifying
 Accounts.......................................................  61

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mediaplex, Inc.

   In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mediaplex, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
January 21, 2000,
except for Note 11 for which
the date is March 27, 2000

                                MEDIAPLEX, INC.

                                 BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                       ASSETS
Cash and cash equivalents........................... $ 78,052,259  $   374,567
Accounts receivable, net............................    7,629,628      936,497
Short-term investments..............................    9,912,500          --
Other current assets................................      939,939          --
                                                     ------------  -----------
    Total current assets............................   96,534,326    1,311,064
Property and equipment, net.........................    4,039,459      105,921
Goodwill and intangible assets, net of accumulated
 amortization of $753,187 as of December 31, 1999...    2,256,548          --
Other assets........................................      612,154       27,030
                                                     ------------  -----------
    Total assets.................................... $103,442,487  $ 1,444,015
                                                     ============  ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable.................................. $  2,029,911  $ 1,528,600
  Accrued liabilities...............................    9,222,440      423,216
  Deferred revenue..................................    1,086,718      479,764
  Notes payable to stockholders, current portion....      110,000      339,569
  Advance from stockholders.........................          --       262,750
  Payables to stockholders..........................          --       139,701
                                                     ------------  -----------
    Total current liabilities.......................   12,449,069    3,173,600
Notes payable to stockholders.......................      280,457      232,161
                                                     ------------  -----------
    Total liabilities...............................   12,729,526    3,405,761
                                                     ------------  -----------
Commitments (Note 6)
Stockholders' Equity (Deficit):
  Common stock, $0.0001 par value; authorized
   150,000,000 and 40,000,000 shares, respectively;
   31,690,855 and 6,983,628 shares issued and
   outstanding as of December 31, 1999 and 1998,
   respectively.....................................        3,169          698
  Additional paid-in capital........................  134,324,423    1,482,685
  Warrants..........................................    2,472,354          --
  Deferred stock compensation.......................   (6,520,700)     (53,371)
  Accumulated deficit...............................  (39,566,285)  (3,391,758)
                                                     ------------  -----------
    Total stockholders' equity (deficit)............   90,712,961   (1,961,746)
                                                     ------------  -----------
    Total liabilities and stockholders' equity
     (deficit)...................................... $103,442,487  $ 1,444,015
                                                     ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                            STATEMENTS OF OPERATIONS

                                              Year Ended December 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
Revenues..............................  $ 26,405,120  $ 3,588,094  $   425,877
Cost of revenues......................    20,417,637    2,770,567      445,372
                                        ------------  -----------  -----------
  Gross (loss) profit.................     5,987,483      817,527      (19,495)
                                        ------------  -----------  -----------
Operating expenses:
  Sales and marketing.................     7,399,010      819,641      480,756
  Research and development............     4,135,030      555,736      347,130
  General and administrative..........     5,066,966      636,651      256,413
  Stock-based compensation............    11,360,106      577,525       11,000
  Amortization of goodwill and
   intangibles........................       753,187          --           --
                                        ------------  -----------  -----------
    Total operating expenses..........    28,714,299    2,589,553    1,095,299
                                        ------------  -----------  -----------
    Loss from operations..............   (22,726,816)  (1,772,026)  (1,114,794)
Interest income (expense), net........       912,289     (247,186)      (2,572)
                                        ------------  -----------  -----------
    Net loss..........................   (21,814,527)  (2,019,212)  (1,117,366)
Beneficial conversion feature of
 Series C convertible preferred
 stock................................   (14,360,000)         --           --
                                        ------------  -----------  -----------
Net loss attributable to common
 stockholders.........................  $(36,174,527) $(2,019,212) $(1,117,366)
                                        ============  ===========  ===========
Net loss per share attributable to
 common stockholders--basic and
 diluted..............................  $      (2.34) $     (0.25) $     (0.13)
                                        ============  ===========  ===========
Weighted average shares used to
 compute net loss per share--basic and
 diluted..............................    15,426,913    8,186,127    8,457,464
                                        ============  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      Convertible
                    Preferred Stock      Common Stock       Additional                Deferred
                   ------------------  ------------------    Paid-In                   Stock
                     Shares    Amount    Shares    Amount    Capital      Warrants  Compensation    Deficit        Total
                   ----------  ------  ----------  ------  ------------  ---------- ------------  ------------  -----------
Balance, December
31, 1996.........         --   $ --     4,660,000  $  466  $    232,259  $      --  $       --    $   (255,180) $   (22,455)
Issuance of
common stock.....                       1,795,338     180       338,421                                             338,601
Conversion of
payable to
stockholder for
common stock.....                       4,643,228     464       231,697                                             232,161
Issuance of
common stock for
services.........                         220,000      22        10,978                                              11,000
Net loss.........                                                                                   (1,117,366)  (1,117,366)
                   ----------  -----   ----------  ------  ------------  ---------- -----------   ------------  -----------
Balance, December
31, 1997.........         --     --    11,318,566   1,132       813,355         --          --      (1,372,546)    (558,059)
Repurchase of
common stock for
convertible note
payable..........                      (4,643,228)   (464)     (231,697)                                           (232,161)
Beneficial
conversion
feature of note
payable to
stockholder......                                               232,161                                             232,161
Issuance of
common stock.....                          76,000       7        37,993                                              38,000
Issuance of
common stock for
services.........                         232,290      23       151,404                                             151,427
Options granted
to former
employees for
services
rendered.........                                               286,079                                             286,079
Deferred stock
compensation.....                                               193,390                (193,390)                        --
Amortization of
deferred stock
compensation.....                                                                       140,019                     140,019
Net loss.........                                                                                   (2,019,212)  (2,019,212)
                   ----------  -----   ----------  ------  ------------  ---------- -----------   ------------  -----------
Balance, December
31, 1998.........         --     --     6,983,628     698     1,482,685         --      (53,371)    (3,391,758)  (1,961,746)
Issuance of
common stock for
services.........                          92,633       9       416,838                                             416,847
Issuance of
common stock upon
acquisition of
Netranscend......                       1,979,000     198     2,569,068                                           2,569,266
Issuance of
common stock upon
exercise of
options..........                         239,357      24       361,104                                             361,128
Issuance of
Series A
convertible
preferred stock,
net of issuance
costs of
$46,701..........   1,206,000    121                          1,460,678                                           1,460,799
Conversion of
note payable to
stockholder for
common stock.....                         947,009      95        70,931                                              71,026
Issuance of
Series B
convertible
preferred stock,
net of issuance
costs of
$741,632.........   4,500,000    450                          8,257,918     432,354                               8,690,722
Conversion of
note payable for
common stock.....                       4,643,228     464       231,697                                             232,161
Issuance of
Series C
convertible
preferred stock,
net of issuance
costs of
$238,441.........   4,000,000    400                         14,121,159                                          14,121,559
Dividend relative
to beneficial
conversion
feature related
to issuance of
Series C
convertible
preferred stock..                                            14,360,000                            (14,360,000)         --
Issuance of
common stock upon
exercise of
options in
connection with
waiver of payable
to stockholder...                         200,000      20        12,400                                              12,420
Issuance of
warrant for
services.........                                                         2,040,000                               2,040,000
Sale of common
stock, net of
issuance costs of
$7,354,862.......                       6,900,000     690    75,444,448                                          75,445,138
Conversion of
convertible
preferred stock..  (9,706,000)  (971)   9,706,000     971                                                               --
Deferred stock
compensation.....                                            15,535,497             (15,535,497)                        --
Amortization of
deferred stock
compensation.....                                                                     9,068,168                   9,068,168
Net loss.........                                                                                  (21,814,527) (21,814,527)
                   ----------  -----   ----------  ------  ------------  ---------- -----------   ------------  -----------
Balance, December
31, 1999.........         --   $ --    31,690,855  $3,169  $134,324,423  $2,472,354 $(6,520,700)  $(39,566,285) $90,712,961
                   ==========  =====   ==========  ======  ============  ========== ===========   ============  ===========

  The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                            STATEMENTS OF CASH FLOWS

                                               Year Ended December 31,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------  -----------  -----------
Cash flows from operating activities:
 Net loss..............................  $(21,814,527) $(2,019,212) $(1,117,366)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........     1,210,658       54,810       20,023
  Write-off of property and equipment..        17,500       18,853          --
  Allowance for sales credits and
   doubtful accounts...................     3,475,327      109,156       20,211
  Stock-based compensation expense.....    11,360,106      577,525       11,000
  Gain on short-term investments.......      (184,445)         --           --
  Amortization of debt discount........        17,692          --           --
  Interest expense related to
   beneficial conversion feature of
   note payable........................           --       232,161          --
  Changes in assets and liabilities
   Accounts receivable.................   (10,168,457)  (1,041,686)     (24,178)
   Other assets........................    (1,525,063)     (22,030)      (3,350)
   Accounts payable....................       386,889    1,149,477      378,322
   Payables to stockholders............       (77,281)      90,828      309,621
   Accrued liabilities.................     7,568,265      273,149      112,864
   Deferred revenue....................       606,954      337,364      142,400
                                         ------------  -----------  -----------
Net cash used in operating activities..    (9,126,382)    (239,605)    (150,453)
                                         ------------  -----------  -----------
Cash flows from investing activities:
  Purchase of property and equipment...    (2,989,964)     (78,819)     (69,892)
  Purchase of short-term investments...    (9,728,056)         --           --
                                         ------------  -----------  -----------
    Net cash used in investing
     activities........................   (12,718,020)     (78,819)     (69,892)
                                         ------------  -----------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of common
   stock...............................    75,445,138       38,000      338,601
  Net proceeds from issuance of
   preferred stock.....................    23,940,828          --           --
  Proceeds from exercise of stock
   options.............................       361,128          --           --
  Payments of capital lease
   obligations.........................           --       (24,753)      (3,380)
  Proceeds from notes payables--
   stockholders........................           --       275,000          --
  Payment of notes payable--
   stockholders........................      (225,000)         --           --
  Advance from stockholder.............           --       262,750          --
                                         ------------  -----------  -----------
    Net cash provided by financing
     activities........................    99,522,094      550,997      335,221
                                         ------------  -----------  -----------
    Net increase in cash and cash
     equivalents.......................    77,677,692      232,573      114,876
Cash and cash equivalents at beginning
 of period.............................       374,567      141,994       27,118
                                         ------------  -----------  -----------
Cash and cash equivalents at end of
 period................................  $ 78,052,259  $   374,567  $   141,994
                                         ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

                                                     Year Ended December 31,
                                                  -----------------------------
                                                     1999       1998     1997
                                                  ----------- -------- --------
Cash paid for interest........................... $    12,976 $  1,804 $  2,572
                                                  =========== ======== ========
Noncash financing and investing activities:
  Issuance of common stock for acquisition....... $ 2,552,910 $    --  $    --
                                                  =========== ======== ========
  Issuance of note payable for acquisition....... $   430,000 $    --  $    --
                                                  =========== ======== ========
  Conversion of payables to stockholders to
   common stock.................................. $       --  $    --  $232,161
                                                  =========== ======== ========
  Conversion of stockholder's notes payable to
   common stock.................................. $   303,187 $    --  $    --
                                                  =========== ======== ========
  Repurchase of common stock in exchange for a
   note payable.................................. $       --  $232,161 $    --
                                                  =========== ======== ========
  Issuance of note payable to a stockholder for
   settlement of outstanding payable to
   stockholder................................... $       --  $    --  $ 64,569
                                                  =========== ======== ========
Issuance of warrant to purchase common and
 preferred stock in connection with completing
 Series B preferred stock financing.............. $   597,254 $    --  $    --
                                                  =========== ======== ========
Conversion of advance from stockholder to Series
 A preferred stock............................... $   262,750 $    --  $    --
                                                  =========== ======== ========
Conversion of note payable and accrued interest
 to Series C preferred stock..................... $    69,502 $    --  $    --
                                                  =========== ======== ========
Beneficial conversion feature of Series C
 convertible preferred stock..................... $14,360,000 $    --  $    --
                                                  =========== ======== ========
Beneficial conversion feature of notes payable... $       --  $232,261 $    --
                                                  =========== ======== ========
Conversion of convertible preferred stock to
 common.......................................... $24,273,080 $    --  $    --
                                                  =========== ======== ========
Exercise of common stock options in connection
 with waiver of payable to stockholder........... $    12,420 $    --  $    --
                                                  =========== ======== ========
Purchase of equipment under capital leases....... $       --  $  3,036 $ 37,915
                                                  =========== ======== ========
Deferred stock compensation from issuance of
 options......................................... $15,535,497 $193,390 $    --
                                                  =========== ======== ========


   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. Business Activities and Summary of Significant Accounting Policies

 Nature of Business

   Mediaplex, Inc. provides technology-based advertising and marketing services for companies and advertising agencies that seek to optimize their internet marketing campaigns. The Company's service offerings include planning and execution of online media and marketing campaigns, proprietary third-party ad serving to advertisers, and tracking and reporting of an advertiser's return on investment ("ROI"), including evaluation of online transactions. The Company's technology-based services enable companies to deliver customized online advertising messages in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data.

 Reincorporation

   In August 1999, the Company's board of directors approved reincorporating in Delaware and changing its name to Mediaplex, Inc. In connection with the reincorporation, the Company authorized (i) an increase in the number of authorized shares of common stock to 150,000,000 and (ii) 10,000,000 shares of undesignated preferred stock. All share data and stock option plan information has been restated to reflect the reincorporation.

 Netranscend Software, Inc. Acquisition

   On March 25, 1999, the Company acquired Netranscend Software, Inc., a Java-based business automation solutions software company, for a non-interest bearing note payable of $430,000, due in four annual installments (Note 5) beginning on the first anniversary of the acquisition, and 1,979,000 shares of the Company's common stock with an estimated fair value of $1.29 per share. The Company incurred transaction costs of $68,231.

   The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price of $2,993,906, together with $15,826 of net liabilities assumed, has been allocated based on the fair value of the assets acquired. Goodwill and intangible assets, consisting of proprietary technology, totaling $3,009,732 are being amortized over three years.

   The following unaudited pro forma results of operations reflect the combined results of the Company and Netranscend Software, Inc. for the fiscal years ended December 31, 1999, 1998 and 1997 and have been prepared as though the entities had been combined as of January 1, 1999, 1998 and 1997, respectively. The unaudited pro forma results do not reflect any nonrecurring charges that resulted directly from the transaction.

                                         1999          1998          1997
                                     ------------  ------------  ------------
                                                  (unaudited)
   Revenues......................... $ 26,405,120  $  3,558,094  $    425,877
   Net loss attributable to common
    stockholders.................... $ 36,192,111  $ (3,032,444) $ (2,124,951)
   Net loss per share attributable
    to common stockholders--basic
    and diluted..................... $      (2.28) $      (0.30) $      (0.20)
   Weighted average shares used to
    compute net loss per share--
    basic and diluted...............   15,866,088    10,165,127    10,436,464

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

                                MEDIAPLEX, INC.

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company has cash equivalents and short-term investment policies that require placement of these funds in financial institutions evaluated as highly credit-worthy. The Company's credit risk is mitigated by the Company's ongoing credit evaluation of its customers' financial condition. The Company does not require collateral or other security to support accounts receivable and maintains an allowance for doubtful accounts. At December 31, 1999, one customer represented 12% of outstanding accounts receivable. Four customers accounted for 76% of the outstanding accounts receivable at December 31, 1998. Two, two, and one customers accounted for 22%, 77%, and 91% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

 Risks and Uncertainties

   The Company is subject to all of the risks inherent in an early stage company in the Internet advertising industry. These risks include, but are not limited to, a limited operating history, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

 Cash, Cash Equivalents, and Investments in Marketable Securities

   All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

   The Company's financial instruments include cash and cash equivalents, borrowings and accounts payable, and are carried at cost, which approximates their fair value due to their short-term maturities.

   The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Unrealized gains and losses at December 31, 1999 were insignificant. The Company recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 1999, 1998, and 1997, the Company did not recognize any material gains or losses upon the sale of securities.

   At December 31, 1999, cash and cash equivalents and short-term investments consist of the following:

                                                                     Cost
                                                                  -----------
   Cash and cash equivalents:
   Cash.......................................................... $(1,766,118)
     Money market funds..........................................   2,334,801
     Commercial papers...........................................  77,483,576
                                                                  -----------
                                                                  $78,052,259
                                                                  ===========
   Short-term investments:
     Commercial papers........................................... $ 9,912,500
                                                                  ===========

                                MEDIAPLEX, INC.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization are based on the straight-line method over the estimated useful lives of the related assets, which range from three to five years. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist of the excess of the purchase price paid over the value of identified intangible and tangible net assets resulting from the acquisition of Netranscend Software, Inc. Due to the rapid technological changes occurring in the Internet industry, the goodwill and intangible assets are amortized using the straight-line method over three years, the period of expected benefit. Valuation of goodwill and intangible assets is based on forecasted discounted cash flows and is reassessed periodically. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

 Impairment of Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

 Revenue Recognition

   Revenues are generated primarily from fixed fees for campaign management services. Such revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically includes guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of a pro rata portion of the corresponding revenues until the remaining guaranteed impression levels are achieved.

   Amounts payable to third-party Web sites for providing advertising space are recorded as cost of revenues in the period the advertising impressions are delivered.

 Deferred Revenues

   Deferred revenues consist of advertising fees received or billed in advance of delivery of the advertisement.

 Research and Development Expenses

   Research and development expenses and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of Mediaplex's products and general

                                MEDIAPLEX, INC.

release have substantially coincided. As a result, Mediaplex has not capitalized any software development costs.

 Advertising Expenses

   The Company expenses the cost of advertising and promoting its services as incurred. These costs are included in sales and marketing on the statements of operations. The Company has not incurred any advertising expenses to date.

 Stock-based Compensation

   The Company accounts for stock-based employee compensation arrangements under the intrinsic value method and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, compensation cost is recognized based on the difference, if any, on the measurement date between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   The Company amortizes deferred stock-based compensation recorded in connection with certain stock option grants over the vesting periods of the related options.

 Income Taxes

   In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized for deferred tax assets when it is more likely than not, based on available evidence, that some portion or all of the deferred tax asset will not be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

 Net Loss Per Share

   Net loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings per Share," and Staff Accounting Bulletin No. 98. Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding, while diluted net loss per share reflects the potential dilution that would occur if preferred stock had been converted and stock options and warrants had been exercised. Because of the Company's operating losses, common equivalent shares from stock options and warrants have been excluded from the computation of diluted net loss per share as their effect would be antidilutive.

 Comprehensive Income

   The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

                                MEDIAPLEX, INC.

 Segment Information

   The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in a single business segment providing advertising campaign management services in the United States.

 Reclassifications

   Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

2. Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe the adoption of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

   In March 1998, the Accounting Standards Executive Committee ("ASEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on when costs related to software developed or obtained for internal use should be capitalized or expensed. The SOP is effective for transactions entered into for fiscal years beginning after December 15, 1998. The adoption of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.

   In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 and SOP 98-4 by extending the deferral of the application of certain provisions of SOP 97-2 amended by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate adoption of this statement to have a material effect on the Company's financial position, results of operations or cash flows.

   In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations, or cash flows.

                                MEDIAPLEX, INC.

3. Balance Sheet Data

   Accounts receivable as of December 31, 1999 and 1998 are summarized as follows:

                                                             December 31,
                                                        -----------------------
                                                           1999         1998
                                                        -----------  ----------
   Accounts receivable, net:
   Accounts receivable................................. $11,234,321  $1,065,864
     Less: Allowance for sales credits.................  (2,577,575)    (92,000)
     Less: Allowance for bad debts.....................  (1,027,118)    (37,367)
                                                        -----------  ----------
                                                        $ 7,629,628    $936,497
                                                        ===========  ==========

   Allowances for sales credits was $3,327,019, $126,103, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively. Bad debt expense was $1,038,380, $17,156, and $20,211 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Property and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                              December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
   Property and equipment, net:
     Computer equipment and software...................... $4,021,324  $161,336
     Furniture............................................    461,166     5,369
     Less: Accumulated depreciation.......................   (443,031)  (60,784)
                                                           ----------  --------
                                                           $4,039,459  $105,921
                                                           ==========  ========

   Depreciation and amortization expense related to property and equipment was $457,471, $54,810, and $20,023 for the years ended December 31, 1999, 1998 and
1997, respectively.

   Accrued liabilities as of December 31, 1999 and 1998 are summarized as follows:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
   Accrued liabilities:
     Accrued cost of revenues.............................. $6,102,036 $293,590
     Accrued cost for property and equipment...............  1,312,771      --
     Accrued legal fees....................................    310,112      --
     Accrued payroll-related costs.........................    724,932   24,090
     Other accrued liabilities.............................    772,589  105,536
                                                            ---------- --------
                                                            $9,222,440 $423,216
                                                            ========== ========

                                MEDIAPLEX, INC.

4. Income Taxes

   The Company has incurred losses from inception through December 31, 1999. Management believes that, based on its history of losses and other factors, the weight of available evidence indicates it is more likely than not that the Company will not be able to realize its deferred tax assets. Thus, a full valuation reserve has been recorded at December 31, 1999 and 1998. The Company's net deferred tax asset is comprised as follows:

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
   Net operating loss carryforwards................... $ 2,900,000  $   896,000
   Deferred stock compensation........................   2,509,000          --
   Allowances against accounts receivables............   1,544,000       55,000
   Deferred revenue...................................     466,000      205,000
   Other..............................................     165,000      (99,000)
                                                       -----------  -----------
                                                         7,584,000    1,057,000
   Less valuation allowance...........................  (7,584,000)  (1,057,000)
                                                       -----------  -----------
   Net deferred tax asset............................. $       --   $       --
                                                       ===========  ===========

   As of December 31, 1999, the Company has net operating loss carryforwards of approximately $6,790,000 and $6,674,000 for federal and state income tax purposes, respectively. The carryforwards will begin to expire in 2011 and 2004 for federal and state income tax purposes, respectively. For federal and state income tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state tax laws. The amount of such limitations, if any, has not yet been determined.

   The components of income tax provision are as follows:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         -----------  ---------
   Deferred:
     Federal............................................ $ 5,058,000  $ 445,000
     State..............................................   1,469,000    130,000
                                                         -----------  ---------
       Total deferred...................................   6,527,000    575,000
   Change in valuation allowance........................  (6,527,000)  (575,000)
                                                         -----------  ---------
       Total............................................ $       --   $     --
                                                         ===========  =========

   The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes are as follows:

                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
   U.S. statutory rate.....................................  34.0%  34.0%  34.0%
   Permanent difference....................................  (9.6)  (9.8)  (0.3)
   Adjustment to increase valuation allowance.............. (25.0) (24.2) (33.7)
   Research and development credits........................   0.6    --     --
                                                            -----  -----  -----
                                                              --     --     --
                                                            =====  =====  =====

                                MEDIAPLEX, INC.

5. Notes Payable to Stockholders

   The Company's notes payable to stockholders consisted of the following:

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             -------- --------
   Note payable to stockholder.............................. $390,457 $    --
   Convertible note payable to stockholder, 6% per annum,
    due July 1999...........................................      --    64,569
   Convertible notes payable to stockholder, 6% per annum,
    due April 2000..........................................      --   232,161
   Convertible notes payable to stockholder, 6% per annum,
    due August 1999.........................................      --   150,000
   Notes payable to stockholders, 6% per annum, due August
    1999....................................................      --   125,000
                                                             -------- --------
     Total notes payable to stockholders....................  390,457  571,730
   Less current portion.....................................  110,000  339,569
                                                             -------- --------
                                                             $280,457 $232,161
                                                             ======== ========

   In connection with the Netranscend Software, Inc. acquisition in March 1999, the Company agreed to pay $430,000 as a part of the purchase consideration. This non-interest bearing note is payable over four years, with the first payment of $110,000 due on the first anniversary, $110,000 due on the second anniversary, $100,000 due on the third anniversary and $110,000 due on the fourth anniversary. The note payable has been recorded at $372,765, net of a discount. The discount will be amortized as interest expense over the four-year term of the note.

   In May 1998, the Company entered into two senior subordinated secured convertible promissory notes and two senior subordinated secured promissory notes with a stockholder. Under these agreements, the stockholder advanced to the Company a total of $275,000 bearing interest at the rate of 6% per annum. The unpaid principal and accrued interest were payable on August 1, 1999, but could be prepaid without penalty. In the event of any default, as defined in the agreement, the holder could convert the outstanding amount and accrued interest into preferred stock at the price that was applicable to preferred stock issued in the most recent round of financing. At December 31, 1998, the outstanding notes payable balance was $275,000. In May 1999, the Company paid $225,000 along with the accrued interest to the stockholder. In August 1999, the holder of the $50,000 note payable converted the note and the related accrued interest into 19,360 shares of Series C convertible preferred stock. At December 30, 1999, nothing remained outstanding.

   During 1996 and 1997, a founder of the Company purchased certain assets and incurred expenses on behalf of the Company (Note 8). In June 1997, $232,161 of the outstanding amount was converted into 4,643,228 shares of common stock at $0.05 per share. In April 1998, the Company repurchased the 4,643,228 shares from the founder at the original conversion price of $0.05 per share with a convertible promissory note payable. The note bore interest at the rate of 6% per annum, was due in April 2000, and was convertible into common stock at $0.05 per share. The Company recorded the difference between the conversion price of the note and the fair value of the common stock, or the beneficial conversion feature, on the date the note was issued as additional interest expense. In March 1999, this outstanding promissory note payable was converted into 4,643,228 shares of common stock at $0.05 per share.

   A law firm affiliated with a stockholder performed legal services for the Company during 1996 and 1997. In July 1997, the Company issued a convertible note payable to the law firm for $64,569 for these services. This note bore interest at a rate of 6% per annum, and had a due date of July 1999. In March 1999, the Company converted the outstanding amount and accrued interest of $6,458 into 947,009 shares of common stock at $0.075 per share. The law firm subsequently transferred the shares to the stockholder.

   The Company incurred interest expense of $17,692 and $17,015 for the years ended December 31, 1999 and 1998, respectively, in connection with the notes payable to stockholders.

                                MEDIAPLEX, INC.

6. Commitments and Contingencies

 Lease Agreements

   The Company leases office space under noncancelable operating lease agreements that expire in 2002. The terms of the leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

   Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

   Year Ended December 31,
   -----------------------
   2000............................................................. $2,117,713
   2001.............................................................  2,158,898
   2002.............................................................  2,015,905
   2003.............................................................  1,648,598
   2004.............................................................  1,203,296
                                                                     ----------
                                                                     $9,144,410
                                                                     ==========

   Rent expense was $629,653 , $92,550, and $41,555 for the years ended December 31, 1999, 1998, and 1997, respectively.

 Severance Payments

   The Company has entered into employment agreements under which certain employees would be entitled to receive severance payments totaling $825,000 if their employment were terminated under defined conditions. As of December 31, 1999, none of these conditions have been met.

 Legal Proceedings

   From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

7. Stockholders' Equity

 Common Stock

   The Company is authorized to issue 40,000,000 shares of common stock. In August 1999, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 150,000,000 shares.

   In November 1999, the Company completed a public offering of 6,900,000 shares of common stock generating proceeds of $75,445,138, net of issuance costs of $7,354,862.

   The Company recognizes stock-based compensation upon the issuance of common stock for less than the deemed fair market value and upon the issuance of common stock in exchange for services. Accordingly, the Company recorded stock-based compensation of $251,938, $151,427, and $11,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                MEDIAPLEX, INC.

 Convertible Preferred Stock

   The Company is authorized to issue 10,000,000 shares of preferred stock. In 1999, the Company issued 1,206,000 shares as Series A preferred stock, 4,775,000 shares as Series B preferred stock and 4,000,000 shares as Series C preferred stock. All outstanding preferred stock was converted into the Company's common stock on November 19, 1999, upon the completion of the initial public offering.

   In August 1999, the Company recorded a preferred dividend of $14,360,000 which represents the difference between the deemed fair value of the Company's common stock and the purchase price of $3.59 per share of the Series C convertible preferred stock.

 Warrants

   In January 1999, the Company issued a warrant to an employee to purchase 500,000 shares of common stock at $0.50 per share. The warrant became exercisable only upon completion of certain milestones that were primarily related to achievement of certain levels of earned revenues.

   As of December 31, 1999, all milestones were completed and the warrant to purchase 500,000 shares became exercisable. Accordingly, the Company recorded compensation expense in the amount of $2,040,000 based on the difference between the exercise price and the fair value of the Company's common stock on the date the milestones were met.

   In June 1999, in connection with services provided related to the issuance of Series B preferred stock, the Company granted warrants to two non-employees, exercisable for 275,000 and 100,000 shares of common stock at exercise prices of $2.00 per share and $0.50 per share, respectively. The warrants are exercisable by the holder at any time until June 2002. The holder of the warrant is not entitled to any voting rights. The fair value of the warrants calculated using Black-Scholes model was $432,354 and has been included in the offering costs of the Series B convertible preferred stock.

 1997 Stock Plan

   The Company's 1997 Stock Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights.

   In November 1998, the Company granted options to purchase 505,667 shares of common stock with exercise prices ranging from $0.05 to $0.50 to both former and current employees for services previously rendered under the 1997 Stock Plan. The options granted to former employees were immediately exercisable until February 1999. At December 31, 1998, 347,063 shares were exercisable. For those options granted to current employees, the Company recorded $193,390 in deferred stock compensation for the difference between the exercise price and the assumed fair value of the common stock at the measurement date. For the years ended December 31, 1999 and 1998, the Company recorded stock compensation charge of $35,454 and $140,019, respectively.

   The Company recorded the fair value for the options granted to former employees as stock-based compensation expense of $286,079 in 1998. The fair value of the options granted to the former employees was determined using a Black-Scholes option-pricing model using a weighted average risk-free rate of 4.65%, weighted average expected life of three months and price volatility of 103%. No dividend yield was assumed as the Company has not paid dividends and has no plans to do so.

                                MEDIAPLEX, INC.

   Options generally become exercisable in equal increments over a four-year vesting period and expire at the end of ten years from the date of grant, or sooner if terminated by the Board of Directors.

 The Amended and Restated 1999 Stock Plan

   In February 1999, the Company adopted the 1999 Stock Plan (the "1999 Plan"). Options granted under the 1999 Plan may be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). ISOs may be granted only to Company employees. NSOs may be granted to Company employees, directors and consultants. The Company originally reserved 9,000,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan was amended in August 1999, raising the number of shares reserved for issuance to 12,000,000. Commencing January 1, 2000, the number of shares reserved for issuance under the 1999 Plan will be increased by an amount equal to the least of (a) 1,000,000 shares, (b) 4% of the outstanding shares or (c) an amount determined by our board of directors.

   In the case of ISOs granted to an employee who, at the time of the option was granted, owns stock representing more than 10% of the voting power of all classes of stock, the term of the option cannot exceed five years. The exercise price of an ISO or NSO may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying stock on the date of grant and the exercise price of an ISO or NSO granted to a 10% shareholder may not be less than 100% of the estimated fair value of the underlying stock on the date of grant. Options generally become exercisable in equal increments over a four-year vesting period and expire at the end of ten years from the date of grant, or sooner if terminated by the Board of Directors.

   For the year ended December 31, 1999, the Company recorded stock compensation charge of $9,748,105 in connection with stock option grants to employees and $5,787,392 of stock compensation charge related to options granted to non-employees. The deferred stock compensation charge of $15,535,497 will be amortized over the vesting periods of the related stock options through 2003. The fair value of the options granted to the non-employees were determined using Black-Scholes option-pricing model using a weighted average risk-free rate of 4.60%, a weighted average expected life of 1.5 years and price volatility of 77%. No dividend yield was assumed as the Company has not paid dividends and has no plans to do so. The stock options to non-employees require the Company to account for them under variable accounting pronouncements which requires remeasurement of the deferred expense for the unvested portion of the options each interim period based on the then fair value of the Company's common stock.

   The following table summarizes option activity through December 31, 1999:

                                                 Options Outstanding
                                     ---------------------------------------------
                                                                          Weighted
                           Shares                                         Average
                         Available   Number of    Exercise    Aggregate   Exercise
                         For Grants   Shares       Price        Price      Price
                         ----------  ---------  ------------ -----------  --------
Shares authorized under
 the 1997 plan..........    505,667        --
Granted.................   (505,667)   505,667  $0.05-$ 0.50 $    35,685   $0.07
                         ----------  ---------               -----------
Balance, December 31,
 1998...................        --     505,667  $0.05-$ 0.50      35,685   $0.07
Shares authorized under
 the 1999 plan.......... 12,000,000        --
Granted................. (9,659,721) 9,659,721  $0.50-$67.88  11,024,078   $1.14
Cancelled...............    244,135   (244,135) $0.50-$ 8.00    (561,258)  $2.30
Exercised...............        --    (439,357) $0.05-$ 3.25    (371,130)  $0.84
                         ----------  ---------               -----------
Balance, December 31,
 1999...................  2,584,414  9,481,896  $0.05-$67.88 $10,127,375   $1.07
                         ==========  =========               ===========

                                MEDIAPLEX, INC.

   The following table summarizes information for stock options outstanding at December 31, 1999:

                              Options Outstanding        Options Exercisable
                        -------------------------------- --------------------
                                     Weighted
                                      Average
                                     Remaining  Weighted             Weighted
                                    Contractual Average              Average
    Range of Exercise     Number       Life     Exercise   Number    Exercise
          Prices        Outstanding   (Years)    Price   Exercisable  Price
   -------------------- ----------- ----------- -------- ----------- --------
    $0.05- $0.50.......  8,099,958      9.2      $ 0.49   5,397,903   $0.49
    $1.80- $3.25.......  1,019,538      9.6      $ 2.88      91,521   $2.59
    $6.50-$12.00.......    355,500      9.9      $ 8.29         --      --
   $32.50-$67.88.......      6,900      9.9      $41.77         --      --
                         ---------                        ---------
                         9,481,896                        5,489,424
                         =========                        =========

   For the years ended December 31, 1999, 1998 and 1997, the Company recorded stock compensation expenses, resulting from issuance of common stock, of $251,938, $151,427 and $11,000, respectively. In connection with issuance of warrants, the Company recorded stock compensation expenses of $2,040,000 for the year ended December 31, 1999. For the years ended December 31, 1999 and 1998, the Company recorded stock compensation expenses, resulting from option granted under 1997 Stock Plan, of $35,454 and $426,098, respectively. In connection with stock option grants made under the Amended and Restated 1999 Stock Plan, the Company recorded total stock compensation of $9,032,714 for the year ended December 31, 1999.

   Under SFAS No. 123, the Company is required to calculate the pro forma fair market value of options granted to employees and report the impact that would result from recording the compensation expense. The fair value of option grants has been estimated on the date of grant using the Black-Scholes option-pricing model using a weighted average risk-free interest rate of 5.14%, a weighted average expected life of 3 years, and a price volatility of 118%. No dividend yield was assumed as the Company has not paid dividends and has no plans to do so.

   The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during the grant periods and expected lives of options at the date of grants.

   The weighted average fair values of options granted to employees for the year ended December 31, 1999 was $1.70.

   Had compensation expenses for option grants to employees been determined under SFAS No. 123 the Company's net loss would have been as follows:

                                              Year Ended December 31,
                                        --------------------------------------
                                            1999         1998         1997
                                        ------------  -----------  -----------
   Net loss attributable to common
    stockholders--as reported.......... $(36,174,527) $(2,019,212) $(1,117,366)
   Net loss attributable to common
    stockholders--SFAS No. 123
    adjusted........................... $(38,364,527) $(2,019,212) $(1,117,366)
   Net loss per share attributable to
    common stockholders--basic and
    diluted as reported................ $      (2.34) $     (0.25) $     (0.13)
   Net loss per share attributable to
    common stockholders--basic and
    diluted SFAS No. 123 adjusted...... $      (2.49) $     (0.25) $     (0.13)
   Antidilutive securities including
    options, warrants and convertible
    preferred stock not included in
    historical net loss per share
    calculations.......................   10,356,896      505,667          --

                                MEDIAPLEX, INC.

   The pro forma net loss disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options typically vest over several years and additional option grants are expected to be made in future years.

8. Related Party Transactions

   In relation to the related party obligations discussed in Note 5, the Company had the following related party balances as of December 31, 1998.

   Payables to stockholders........................................... $ 71,781
   Payables to founders...............................................   67,920
                                                                       --------
     Total payables to stockholders................................... $139,701
                                                                       ========

   In June 1999, the Company entered into an agreement with a former employee and stockholder, under which the stockholder will receive commissions on the net proceeds (defined as gross revenue minus associated costs) generated from certain customers. The agreement expires in July 2000. The Company expensed $680,000 during 1999 related to this agreement.

   In January 1999, the Company converted $12,420 of the payables to founders into 200,000 shares of common stock in connection with the founder's exercise of stock options.

   In May 1998, the Company entered into a sublease agreement, on a month-to-month basis, for office space with a stockholder, who was the original tenant of the office space. The Company paid $79,753 and $41,000 during the years ended December 31, 1999 and 1998, respectively, to the stockholder.

   During 1997 and 1996, founders of the Company purchased certain assets and incurred expenses on behalf of the Company for a total of $274,661. In June 1997, $232,161 of the outstanding amount was converted into common stock (see
Note 5). During 1998 and 1997, $11,750 and $12,830 was paid back to the founders, respectively. In 1998, a founder advanced the Company $50,000, which the Company repaid in 1999.

   The Company incurred expenses of $196,611 and $66,546 for the years ended December 31, 1998 and 1997, respectively, in connection with legal and consulting services performed by a law firm affiliated with a stockholder.

9. Employee Benefit Plan

   The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") that is intended to qualify as a tax-qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation (up to a statutory limit). All amounts contributed by participants and earnings on these contributions are fully vested at all times. To date, the Company has not made discretionary contributions under the 401(k) Plan.

10. Employee Stock Purchase Plan

   In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") effective on the date of the Company's initial public offering. The Company has reserved 400,000 shares for issuance there under. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% or greater stockholders. Under the Purchase Plan, eligible employees

                                MEDIAPLEX, INC.

may select a rate of payroll deduction up to 10% of their compensation subject to certain maximum purchase limitations. The Purchase Plan will be implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company's initial public offering. Subsequent offering periods will begin on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the "purchase dates") during each participation period. Under the Purchase Plan, eligible employees will be granted an option to purchase shares of common stock at a purchase price equal to 85% of the fair market value per share of common stock on either the start date of the offering period or the end date of the offering period, whichever is less. If the fair market value of the common stock at the end of the purchase period is lower than the fair market value on the start date of that offering period, then all participants in that offering period will be automatically withdrawn from such offering period and re-enrolled in the offering period immediately following.

11. Subsequent Events

   In March 2000, the Company filed on Form S-8, registering 1997 Stock Plan, 1999 Amended and Restated Plan and 1999 Employee Stock Purchase Plan.

   In March 2000, the Company granted options to purchase 20,000 shares to an advisory board member. The Company will record stock compensation expenses on these options using variable accounting method.

   In March 2000, the Company entered into an employment agreement whereby it granted an option to purchase 293,385 shares of the Company's common stock to an officer of the Company. Of these shares, 75,000 vested upon the commencement of the officer's employment. The officer was to receive a loan from the Company in the amount of $1,000,000. Because the officer voluntarily terminated his employment with the Company in March 2000, he is not eligible to receive this loan from the Company.

   In March 2000, the Company paid $157,500 in severance fees to a former officer. In addition the Company accelerated vesting for this former officer to purchase 125,000 shares within 30 days of the effective date at $3.25 per share. The accelerated vesting is subject to approval of the Board of Directors. The Company will record stock compensation expense of $6.0 million, resulting from the acceleration.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Mediaplex, Inc.

   Our report on the financial statements of Mediaplex, Inc. is included on page 41 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed on page 62 of this Annual Report on Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP

San Francisco, CA
January 21, 2000

                                                                    SCHEDULE II

                                MEDIAPLEX, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE
                                        AT     ADDITIONS
                                     BEGINNING CHARGED TO            BALANCE AT
                                        OF     COSTS AND               END OF
DESCRIPTION                           PERIOD    EXPENSES  DEDUCTIONS   PERIOD
-----------                          --------- ---------- ---------- ----------
1997:
 Allowances deducted from accounts
  receivable:
  Allowances for sales credits...... $     --  $       --  $     --  $       --
  Allowance for doubtful accounts...       --      20,211        --      20,211
                                     --------  ----------  --------  ----------
    Total........................... $     --  $   20,211  $     --  $   20,211
                                     ========  ==========  ========  ==========

1998:
 Allowances deducted from accounts
  receivable:
  Allowances for sales credits...... $     --  $  126,103  $ 34,103  $   92,000
  Allowance for doubtful accounts...   20,211      17,156        --      37,367
                                     --------  ----------  --------  ----------
    Total........................... $ 20,211  $  143,259  $ 34,103  $  129,367
                                     ========  ==========  ========  ==========

1999:
 Allowances deducted from accounts
  receivable:
  Allowances for sales credits...... $ 92,000  $3,327,019  $841,444  $2,577,575
  Allowance for doubtful accounts...   37,367   1,038,380    48,629   1,027,118
                                     --------  ----------  --------  ----------
    Total........................... $129,367  $4,365,399  $890,073  $3,604,693
                                     ========  ==========  ========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable.

                                    PART III

   Certain information required by Part III is omitted from this annual report in that Mediaplex will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this annual report, and certain information included in that proxy statement is incorporated in this annual report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information appearing under the captions "Election of Directors," "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 29, 2000, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information appearing under the caption "Executive Compensation" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 29, 2000, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to the information appearing under the caption "Security Ownership" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 29, 2000, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Related Party Transactions" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 29, 2000, which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) 1. FINANCIAL STATEMENTS

     See Item 8, above.

     2. FINANCIAL STATEMENT SCHEDULES

     See Item 8, above.

     3. EXHIBITS

  Number                               Description
  ------                               -----------
  1.1+     Form of Underwriting Agreement

  2.1*     Agreement and Plan of Reorganization between Registrant,
           Netranscend Software, Inc. and Ruiqing "Barclay" Jiang, dated March
           8, 1999.

  3.1* Form of the Amended and Restated Certificate of Incorporation of the Registrant to be in effect after the closing of the offering made under this Registration Statement.

  3.2* Form of the Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made under this Registration Statement.

  4.1* Warrant to purchase 500,000 shares of Common Stock of the Registrant, dated January 11, 1999, held by Timothy Favia.

  4.2* Warrant to purchase 100,000 shares of Common Stock of the Registrant, dated June 15, 1999, held by Retail Ventures
           International, Inc.

  4.3* Warrant to purchase 150,000 shares of Series B Preferred Stock of the Registrant, dated June 15, 1999, held by Retail Ventures
           International, Inc.

  4.4* Warrant to purchase 125,000 shares of Series B Preferred Stock of the Registrant, dated June 15, 1999, held by Zeron Capital, Inc.

  4.5*     Specimen Common Stock Certificate.

  5.1*     Opinion of Wilson Sonsini Goodrich & Rosati, Professional
           Corporation.

 10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

 10.2* Amended and Restated 1999 Stock Plan and form of agreements thereunder.

 10.3* 1999 Employee Stock Purchase Plan and form of agreements thereunder.

 10.4*     1997 Stock Plan and form of agreements thereunder.

 10.5* Basic Lease Agreement, First Amendment and Basic Lease Information thereto, between R&E Holdings, LLC and Persis Corporation and
           BidCom, Inc., dated September 24, 1999, February 1, 1997 and July
           31, 1998, respectively.

 10.6*     Sublease, dated July 9, 1999, with Telocity, Inc.

 10.7*     Employment Agreement with Gregory R. Raifman, dated February 19,
           1999.

 10.8*     Employment Agreement with Jon L. Edwards, dated February 19, 1999.

 10.9*     Employment Agreement with Walter Haefeker, dated February 19, 1999.

 10.10*    Employment Agreement with Ruiqing "Barclay" Jiang, dated March 24,
           1999.

 10.11*    Employment Agreement with Sandra L. Abbott, dated August 6, 1999.

 10.12+    Employment Agreement with Michael E. Stanek, dated March 7, 2000.

 10.13+    Employment Agreement with Brian Powley, dated September 21, 1999.

 10.14++*  Technology Integration and Services Agreement between the
           Registrant and DoubleClick, Inc., dated July 22, 1999, and Letter
           Amendment, dated November 17, 1999.


 Number                               Description
 ------                               -----------
 10.15*  Developer Package Agreement, dated July 26, 1999, between the
         Registrant and SAP Labs, Inc.

 10.16*  Memorandum of Understanding, dated September 22, 1999, between the
         Registrant and Ariba Technologies, Inc.

 10.17* Letter Agreement, dated September 23, 1999, between the Registrant and OTP Software, Inc.

 10.18*  Letter Agreement, dated May 20, 1999, between the Registrant and Icon
         Medialab Inc.

 10.19*  Letter Agreement, dated August 5, 1999, between the Registrant and
         Across Media Networks, L.L.C.

 10.20*  Shareholders' Rights Agreement, dated July 30, 1999.

 10.21*  First Amendment to Lease, dated October 18, 1999, and Lease
         Agreement, dated September 8, 1999, by and between the Registrant and 188 Embarcadero Associates, L.P.

 23.1    Consent of PricewaterhouseCoopers LLP.

 24.1    Power of Attorney (see page 66).

 27.1    Financial Data Schedule.


--------
* Incorporated by reference to Mediaplex's Registration Statement on Form S-1 (File No. 333-86459) declared effective on November 19, 1999.

+ Incorporated by reference to Mediaplex's Registration Statement of Form S-1 (File No. 333-32754).

++ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

   (B) REPORTS ON FORM 8-K

      None.

   (C) EXHIBITS

      See Item 14(a)(3), above.

   (D) FINANCIAL STATEMENT SCHEDULES

      See Item 8, above.

                                    PART IV

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000                      MEDIAPLEX, INC.

                                                  /s/ Gregory R. Raifman
                                          By: _________________________________
                                                    Gregory R. Raifman
                                               Chairman and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory R. Raifman and Alan M. Raifman, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Gregory R. Raifman           Chairman and Chief           March 29, 2000
______________________________________  Executive Officer
          Gregory R. Raifman            (Principal Executive
                                        Officer)

     /s/ Sameer Prabhavalkar           Vice President, Finance      March 29, 2000
______________________________________  and Controller (Principal
         Sameer Prabhavalkar            Accounting Officer)

         /s/ Jon L. Edwards            President and Director       March 29, 2000
______________________________________
            Jon L. Edwards

    /s/ Laurence D. Lenihan, Jr.       Director                     March 29, 2000
______________________________________
       Lawrence D. Lenihan, Jr.

        /s/ Peter S. Sealey            Director                     March 29, 2000
______________________________________
           Peter S. Sealey

       /s/ James DeSorrento            Director                     March 29, 2000
______________________________________
           James DeSorrento

       /s/ A. Brooke Seawell           Director                     March 29, 2000
______________________________________
          A. Brooke Seawell

                                 EXHIBIT INDEX

  Number                               Description
  ------                               -----------
  1.1+     Form of Underwriting Agreement

  2.1*     Agreement and Plan of Reorganization between Registrant,
           Netranscend Software, Inc. and Ruiqing "Barclay" Jiang, dated March
           8, 1999.

  3.1* Form of the Amended and Restated Certificate of Incorporation of the Registrant to be in effect after the closing of the offering made under this Registration Statement.

  3.2* Form of the Amended and Restated Bylaws of the Registrant to be in effect after the closing of the offering made under this Registration Statement.

  4.1* Warrant to purchase 500,000 shares of Common Stock of the Registrant, dated January 11, 1999, held by Timothy Favia.

  4.2* Warrant to purchase 100,000 shares of Common Stock of the Registrant, dated June 15, 1999, held by Retail Ventures
           International, Inc.

  4.3* Warrant to purchase 150,000 shares of Series B Preferred Stock of the Registrant, dated June 15, 1999, held by Retail Ventures
           International, Inc.

  4.4* Warrant to purchase 125,000 shares of Series B Preferred Stock of the Registrant, dated June 15, 1999, held by Zeron Capital, Inc.

  4.5*     Specimen Common Stock Certificate.

  5.1*     Opinion of Wilson Sonsini Goodrich & Rosati, Professional
           Corporation.

 10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

 10.2* Amended and Restated 1999 Stock Plan and form of agreements thereunder.

 10.3* 1999 Employee Stock Purchase Plan and form of agreements thereunder.

 10.4*     1997 Stock Plan and form of agreements thereunder.

 10.5* Basic Lease Agreement, First Amendment and Basic Lease Information thereto, between R&E Holdings, LLC and Persis Corporation and
           BidCom, Inc., dated September 24, 1999, February 1, 1997 and July
           31, 1998, respectively.

 10.6*     Sublease, dated July 9, 1999, with Telocity, Inc.

 10.7*     Employment Agreement with Gregory R. Raifman, dated February 19,
           1999.

 10.8*     Employment Agreement with Jon L. Edwards, dated February 19, 1999.

 10.9*     Employment Agreement with Walter Haefeker, dated February 19, 1999.

 10.10*    Employment Agreement with Ruiqing "Barclay" Jiang, dated March 24,
           1999.

 10.11*    Employment Agreement with Sandra L. Abbott, dated August 6, 1999.

 10.12+    Employment Agreement with Michael E. Stanek, dated March 7, 2000.

 10.13+    Employment Agreement with Brian Powley, dated September 21, 1999.

 10.14++*  Technology Integration and Services Agreement between the
           Registrant and DoubleClick, Inc., dated July 22, 1999, and Letter
           Amendment, dated November 17, 1999.


 Number                               Description
 ------                               -----------
 10.15*  Developer Package Agreement, dated July 26, 1999, between the
         Registrant and SAP Labs, Inc.

 10.16*  Memorandum of Understanding, dated September 22, 1999, between the
         Registrant and Ariba Technologies, Inc.

 10.17* Letter Agreement, dated September 23, 1999, between the Registrant and OTP Software, Inc.

 10.18*  Letter Agreement, dated May 20, 1999, between the Registrant and Icon
         Medialab Inc.

 10.19*  Letter Agreement, dated August 5, 1999, between the Registrant and
         Across Media Networks, L.L.C.

 10.20*  Shareholders' Rights Agreement, dated July 30, 1999.

 10.21*  First Amendment to Lease, dated October 18, 1999, and Lease
         Agreement, dated September 8, 1999, by and between the Registrant and 188 Embarcadero Associates, L.P.

 23.1    Consent of PricewaterhouseCoopers LLP.

 24.1    Power of Attorney (see page 66).

 27.1    Financial Data Schedule.


--------
* Incorporated by reference to Mediaplex's Registration Statement on Form S-1 (File No. 333-86459) declared effective on November 19, 1999.

+ Incorporated by reference to Mediaplex's Registration Statement of Form S-1 (File No. 333-32754).

++ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.