Form 10-K/A
period 1999-12-31
MEDIAPLEX INC
filed 2000-04-28
CIK 1091621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                         COMMON STOCK, $.0001 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of April 24, 2000 was $465,506,000 (based on the last reported sale price on the Nasdaq Stock Market's National Market on that date). For purpose of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  The number of shares outstanding of the Registrant's Common Stock as of April 24, 2000 was 32,987,886.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

   The purpose of this Amendment No. 1 to Form 10-K is solely to file the information required under Items 10-13 of Part III, which the Registrant had previously incorporated by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders. The Registrant intends to mail its Proxy Statement to its stockholders on or about May 11, 2000. The Registrant has also updated certain common stock price and stockholder information under the sections captioned "Price Range of Common Stock" and "Holders" in Item 5 of
Part II. The Registrant's financial statements and related financial data, as previously included in the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000, have not been altered in any respect.

                                MEDIAPLEX, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    4

 Item 2.  Properties....................................................   18

 Item 3.  Legal Proceedings.............................................   18

 Item 4.  Submissions of Matters to a Vote of Security Holders..........   18

                                 PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   19

 Item 6.  Selected Financial Data.......................................   21

          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   22

 Item 7a. Quantitative and Qualitative Disclosures about Market Risks...   39

 Item 8.  Financial Statements and Supplementary Data...................   40

          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   63

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............   64

 Item 11. Executive Compensation........................................   68

          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   71

 Item 13. Certain Relationships and Related Transactions................   72

                                 PART IV

          Exhibits, Financial Statements Schedules and Reports on Form
 Item 14. 8-K...........................................................   76

 Signatures..............................................................  78

                                     PART I

   THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MEDIAPLEX AND OUR INDUSTRY. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD-PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF ONLINE SPENDING, ONLINE USE AND ONLINE ADVERTISING SPENDING. PROSPECTIVE INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MEDIAPLEX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION, IN "RISK FACTORS" BEGINNING OF PAGE 27 AND ELSEWHERE IN THIS ANNUAL REPORT. MEDIAPLEX UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

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

                                                                   High   Low
                                                                  ------ ------
Fourth Quarter 1999 (from November 19, 1999)..................... $78.13 $20.75

   On December 31, 1999, the last reported sale for our common stock on The Nasdaq Stock Market's National Market was $62.75 per share. The last reported sale for our common stock on The Nasdaq Stock Market's National Market was $34.69 per share on April 24, 2000.

                                    HOLDERS

   As of April 24, 2000, we estimate that there were approximately 193 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

                        SALE OF UNREGISTERED SECURITIES

   During 1999, we issued unregistered securities in the following transactions:

     (1) In January and March 1999, we issued to an employee, Jay Goodman, 13,333 shares and to a non-employee, Seth Harmon, 10,000 shares, in payment for past services rendered at prices of $1.13 and $1.29 per share, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with our financial statements and the notes to such statements included elsewhere in this annual report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Mediaplex and our industry. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This annual report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "risk factors" section beginning on page 27 and elsewhere in this annual report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

   As of December 31, 1999, our executive officers and directors beneficially owned or controlled, directly or indirectly, 20,275,935 shares of common stock, which in the aggregate will represent approximately 54.9% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

Future sales of our common stock may depress our stock price.

   A substantial number of our shares of common stock will become available for sale on May 18, 2000. Sales of such shares could depress the market price of our common stock.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                MEDIAPLEX, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                  -------------
Report of Independent Accountants...............................  41
Balance Sheets as of December 31, 1999 and 1998.................  42
Statements of Operations for the Years Ended December 31, 1999,
 1998, and 1997.................................................  43
Statements of Stockholders' Equity (Deficit) for the Years Ended
 December 31, 1999, 1998 and 1997...............................  44
Statements of Cash Flows for the Years Ended December 31, 1999,
 1998 and 1997..................................................  45 through 46
Notes to Financial Statements...................................  47 through 60
Report of Independent Accountants on Financial Statement
 Schedule.......................................................  61
Financial Statement Schedule II--Valuation and Qualifying
 Accounts.......................................................  62

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
                                                                     ----------
                                                                     $9,144,410
                                                                     ==========

   Rent expense was $629,653, $92,550, and $41,555 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

   The following table summarizes option activity through December 31, 1999:

                                                 Options Outstanding
                                     ---------------------------------------------
                                                                          Weighted
                           Shares                                         Average
                         Available   Number of    Exercise    Aggregate   Exercise
                         For Grants   Shares       Price        Price      Price
                         ----------  ---------  ------------ -----------  --------
Shares authorized under
 the 1997 plan..........    505,667        --
Granted.................   (505,667)   505,667  $0.05- $0.50 $    35,685   $0.07
                         ----------  ---------               -----------
Balance, December 31,
 1998...................        --     505,667  $0.05- $0.50      35,685   $0.07
Shares authorized under
 the 1999 plan.......... 12,000,000        --
Granted................. (9,659,721) 9,659,721  $0.50-$67.88  11,024,078   $1.14
Cancelled...............    244,135   (244,135) $0.50- $8.00    (561,258)  $2.30
Exercised...............        --    (439,357) $0.05- $3.25    (371,130)  $0.84
                         ----------  ---------               -----------
Balance, December 31,
 1999...................  2,584,414  9,481,896  $0.05-$67.88 $10,127,375   $1.07
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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Mediaplex, Inc.

   Our report on the financial statements of Mediaplex, Inc. is included on page 41 of this Annual Report on Form 10-K, as amended. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed on page 62 of this Annual Report on Form 10-K, as amended.

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
                                     ========  ==========  ========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The following table sets forth certain information with respect to our directors and executive officers as of April 24, 2000:

          Name           Age                            Position
          ----           ---                            --------
Gregory R. Raifman......  40 Chairman of the Board of Directors and Chief Executive Officer
Jon L. Edwards..........  40 President and Director
Walter Haefeker.........  39 Chief Operating Officer
Ruiqing "Barclay"
 Jiang..................  38 Chief Technology Officer
Timothy M. Favia........  37 Executive Vice President, Sales and Development
Robert M. Henely........  48 Senior Vice President, Technical Operations
M. Joy Fauvre...........  48 Senior Vice President, Marketing
Brian J. Powley.........  38 Senior Vice President, Client Services
Sameer Prabhavalkar.....  37 Vice President, Finance and Controller
Alan M. Raifman.........  45 Vice President, Business and Legal Affairs
James DeSorrento........  57 Director
Lawrence D. Lenihan,
 Jr.....................  35 Director
Peter S. Sealey.........  59 Director
A. Brooke Seawell.......  52 Director

   Gregory R. Raifman has served as our Chairman of the Board of Directors and Chief Executive Officer since September 1998, and Chief Executive Officer and sole director of MediaPlex, Inc., our former wholly-owned subsidiary since April 1998. Since August 1993, Mr. Raifman has also served as a general partner of Raifman & Edwards LLP, a law firm. Since September 1994, Mr. Raifman has also served as a managing member of PointBreak Ventures, LLC, a venture capital firm. Mr. Raifman received an A.B. in economics and history from the University of Michigan and a J.D. from Georgetown University Law Center.

   Jon L. Edwards has served as our President and a member of our board of directors since April 1998. Since August 1993, Mr. Edwards has also served as a general partner of Raifman & Edwards LLP. Since September 1994, Mr. Edwards has also served as a managing member of PointBreak Ventures, LLC. Mr. Edwards received an A.B. in engineering science from Dartmouth College and a J.D. from Georgetown University Law Center.

   Walter Haefeker has served as our Chief Operating Officer since January 1999. Since September 1994, Mr. Haefeker has served as a managing member for PointBreak Ventures, LLC. From March 1994 to April 1995, Mr. Haefeker served as chairman of the board of directors for CADIS Software, Ltd., a software company. Mr. Haefeker received an Abitur in chemistry and physics from Theodor-Heass Gymnasium, Pinneberg, Germany.

   Ruiqing "Barclay" Jiang has served as our Chief Technology Officer since March 1999. Prior to joining Mediaplex, Mr. Jiang served as president of Netranscend Software, Inc., a business software company, from November 1996 until it was acquired by Mediaplex in March 1999. From October 1993 to September 1997, Mr. Jiang served as a project manager for FutureLabs, Inc., a software company. Mr. Jiang received a B.S. in computer science from Xi'an Jiaotong University, China and an M.S. in applied statistics from Louisiana State University.

   Timothy M. Favia has served as our Executive Vice President, Sales and Development since January 1999. Prior to joining Mediaplex, Mr. Favia was a co-founder of Oxygen Electronics, LLC, a distributor of electronic components, where he served as managing partner from June 1997 to December 1998. From January 1996 to

May 1997, Mr. Favia served as vice president, western region, of Open Port Technology, an Internet messaging services company. From July 1988 to January 1996, he served as director of international sales for Thomson Software Products, a software company. Mr. Favia received a B.A. in political science from Fairfield University.

   Robert M. Henely has served as our Senior Vice President, Technical Operations since March 1999. Prior to joining Mediaplex, Mr. Henely served as director of engineering for Boole & Babbage, Inc., a software company, from December 1997 to March 1999. From November 1981 to December 1997, Mr. Henely served as a research and development manager at Hewlett-Packard Company. Mr. Henely received a B.S. in economics from California State University, Chico and an M.S. in econometrics from the University of California, San Diego.

   M. Joy Fauvre has served as our Senior Vice President, Marketing since July 1999. Prior to joining Mediaplex, Ms. Fauvre served as a marketing director for Heller Financial, Inc., a commercial lender, from October 1994 to July 1999. From June 1994 to October 1994, Ms. Fauvre served as acting advertising manager for Qantas Airways, a commercial airline, and from August 1991 to January 1994, she served as an account supervisor for D'Arcy Masius Benton & Bowles, an advertising agency. Ms. Fauvre received a B.A. in theatre from the University of California, Santa Barbara and an M.A. in theatre from Ball State University.

   Brian J. Powley has served as our Senior Vice President, Client Services since October 1999. Prior to joining Mediaplex, Mr. Powley served as Partner, Worldwide Account Director for Ogilvy Interactive, the interactive division of Ogilvy Worldwide, from February 1994 to September 1999, where he was responsible for global strategic direction and management of IBM's Interactive Brand Advertising. He also held positions at Ziff-Davis from January 1994 to February 1995, and at EMAP Computing from May 1992 to January 1994. Mr. Powley received a degree in management studies from London Guildhall University.

   Sameer Prabhavalkar has served as our Vice President of Finance and Controller since August 1999. Prior to joining Mediaplex, Mr. Prabhavalkar served in various positions at PricewaterhouseCoopers LLP from November 1996 to August 1999, most recently as Business Assurance Manager in its high-tech group. From February 1995 to November 1996, Mr. Prabhavalkar served as Financial Controller at InfoGain Corporation (formerly InfoSoft, Inc.), a software and services company. Mr. Prabhavalkar received a degree in financial management from Bombay University and an MBA from Northeast Louisiana University. Mr. Prabhavalkar has achieved Chartered Accountant status in India.

   Alan M. Raifman has served as our Vice President, Business and Legal Affairs since February 1999. Prior to joining Mediaplex, Mr. Raifman served as an associate for Albert A. Rettig & Associates, a business services company, from June 1997 through January 1999. From July 1989 to June 1997, Mr. Raifman served as President and a director of Little Cargo, Inc., a juvenile product development company that he co-founded. Mr. Raifman is currently on the board of directors of Little Cargo, Inc. Mr. Raifman received a B.A. in history and a J.D. from Washington University.

   James DeSorrento has served as a member of our board of directors since August 1999. From June 1982 until its acquisition by Mediacom LLC in May 1999, Mr. DeSorrento served as chief executive officer and chairman of the board of Triax Telecommunications Company, LLC and its predecessor, Triax Communications Corporation, a cable television operating company. Mr. DeSorrento received a B.A. in English from St. Michael's College.

   Lawrence D. Lenihan, Jr. has served as a member of our board of directors since August 1999. Since January 1999, Mr. Lenihan has served as fund manager for Pequot Capital Management, Inc., a venture capital firm. From October 1996 to December 1998, Mr. Lenihan served as fund manager for Dawson-Sanberg Capital Management, a venture capital firm. From August 1993 to October 1996, Mr. Lenihan served as a principal for Broadview Associates, an investment bank. Mr. Lenihan also serves as a member of the boards of directors of Digital Generation Systems, Inc., a provider of distribution services for ad agencies and broadcasters, STM

Wireless, Inc., a satellite and wireless-based communications company, and Triken Technologies, Inc., a semiconductor-processing equipment company, as well as several private companies. Mr. Lenihan received a B.S.E.E. in electrical engineering from Duke University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

   Peter S. Sealey has served as a member of our board of directors since August 1999. Since September 1994, Dr. Sealey has served as an adjunct professor of marketing at the Haas School of Business at the University of California, Berkeley where he also has served as a co-director of the Center for Marketing and Technology. Prior to that, Dr. Sealey was employed by the Coca Cola Company for 24 years, where he held a series of senior management positions, including senior vice president, global marketing. Dr. Sealey serves as a member of the boards of directors of Autoweb.com Inc., a consumer automotive Internet site, L90, a provider of Internet advertising and direct marketing solutions for advertisers and web publishers, and Cybergold, Inc., an Internet-based direct marketing and advertising company, as well as several private companies. Dr. Sealey received a B.S.B.A. in business from the University of Florida, an M.I.A. in industrial administration from Yale University, and an M.A. in management and Ph.D. in management and information technology from the Peter F. Drucker Graduate Management Center at The Claremont Graduate University.

   A. Brooke Seawell has served as a member of our board of directors since August 1999. From April 1997 to September 1998, Mr. Seawell served as the executive vice president of NetDynamics Inc., a business network applications server software company. From March 1991 to April 1997, Mr. Seawell served as the senior vice president of finance and operations of Synopsys Inc., an electronic design automation company. Mr. Seawell serves as a member of the boards of directors of NVIDIA Corporation, a three-dimensional graphics processor, Informatica Corporation, a data integration software company, and Accrue Software, Inc., an Internet data collection and analysis software company, as well as several private companies. Mr. Seawell received a B.A. in economics and an M.B.A. in finance from Stanford University.

Board of Directors

   Our board of directors is currently comprised of six directors. Our board of directors is divided into three classes as nearly equal in size as possible with staggered, three-year terms. The term of office of our Class I directors will expire at the annual meeting of stockholders to be held in 2000; the term of office of our Class II directors will expire at the annual meeting of stockholders to be held in 2001; and the term of office of our Class III directors will expire at the annual meeting of the stockholders to be held in 2002. Messrs. Lenihan and Sealey have been designated as Class I directors; Messrs. Edwards and DeSorrento have been designated as Class II directors; and Messrs. Raifman and Seawell have been designated as Class III directors. At each annual meeting of the stockholders after the initial classification, the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election or until their successors have been duly elected and qualified, or until their earlier resignation or removal, if any. In addition, our bylaws provide that the authorized number of directors may be changed by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. The classification of our board of directors could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of Mediaplex.

   Each officer is elected by, and serves at the discretion of, the board of directors or until his or her successor has been duly elected and qualified. Each of our executive officers and directors, other than non-employee directors, devotes his or her full time to our affairs. Our non-employee directors devote the amount of time necessary to discharge their duties to us. Gregory R. Raifman, our Chairman of the Board of Directors and Chief Executive Officer is the brother of Alan M. Raifman, our Vice President, Business and Legal Affairs. Jon Edwards, our President, is the brother of Michael Edwards, our Vice President, Business Development. There are otherwise no family relationships among any of our directors, officers or key employees.

Board Committees

   The board of directors has established an audit committee to meet with and consider suggestions from members of management and our internal accounting personnel, as well as our independent accountants, concerning our financial operations. The audit committee also has the responsibility to review our audited financial statements and consider and recommend the employment of, and approve the fee arrangements with, independent accountants for both audit functions and for advisory and other consulting services. The audit committee is currently comprised of Messrs. DeSorrento and Seawell.

   The board of directors has also established a compensation committee to review and approve the compensation and benefits for our key executive officers, administer our equity incentive plans and make recommendations to the board of directors regarding such matters. The compensation committee is currently comprised of Messrs. Lenihan and Sealey.

Compliance with Section 16 of the Exchange Act

   Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports regarding their ownership of, and transactions in, Mediaplex securities with the Securities and Exchange Commission and with The Nasdaq Stock Market, Inc. These officers, directors and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

   Based solely on our review of copies of Forms 3 and 4 and amendments to those Forms, if any, furnished to us pursuant to Rule 16a3(e) and Forms 5 and amendments to those Forms, if any, furnished to us with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that each of Pequot Capital Management, Inc. and Lawrence D. Lenihan, Jr. did not timely file Forms 3.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

   The following table sets forth the total compensation received for services rendered to us during 1999 and 1998 by our Chief Executive Officer and our next four most highly paid executive officers who earned compensation in excess of $100,000 during 1999. These four officers are referred to as the named executive officers in this annual report. The table also sets forth the total compensation received for services rendered to us during 1998 by our Chief Executive Officer and two of our other executive officers. In 1998, Messrs. Gregory Raifman and Jon Edwards, general partners of Raifman & Edwards, LLP, provided legal and management services to us, for which Raifman & Edwards, LLP was paid approximately $197,000. See "Certain Relationships and Related Transactions." Except as disclosed below and in "Certain Relationships and Related Transactions," we gave no bonuses, stock-based compensation or other compensation to our named executive officers in 1999 and 1998.

                           Summary Compensation Table

                                                                    Long-Term
                                                      Annual       Compensation
                                                   Compensation    ------------
                                                ------------------  Securities
                                                 Salary             Underlying
Name and Principal Position                       ($)    Bonus ($) Options (#)
---------------------------                     -------- --------- ------------
Gregory R. Raifman, Chief Executive
 Officer (1).............................  1999 $231,583  $   500   1,750,000
                                           1998   35,000      --          --

Jon L. Edwards, President (2)............  1999  231,583      500   1,500,000
                                           1998   35,000      --          --

Walter Haefeker, Chief Operating Officer
 (3).....................................  1999  198,333      500   1,250,000
                                           1998   41,100      --          --

Ruiqing "Barclay" Jiang, Chief Technology
 Officer (4).............................  1999  131,762   12,612     688,000

Timothy M. Favia, Executive Vice
 President, Sales and Development (5)....  1999  151,682      500     500,000

--------
(1)  Mr. Raifman began employment with us in September 1998.
(2)  Mr. Edwards began employment with us in April 1998.
(3)  Mr. Haefeker began employment with us in September 1998.
(4)  Mr. Jiang began employment with us in March 1999.
(5)  Mr. Favia began employment with us in January 1999.

Option Grants in Last Fiscal Year

   The following table sets forth information with respect to stock options granted to each of the named executive officers in the fiscal year ended December 31, 1999, including the potential realizable value over the ten-year term of the options, based on assumed rates of stock appreciation of 0%, 5% and 10%, compounded annually. These assumed rates of appreciation comply with the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

   In the fiscal year ended December 31, 1999, we granted options to purchase up to an aggregate of 9,659,721 shares to employees, directors and consultants. All options were granted under our amended and restated 1999 stock plan at exercise prices at or above the fair market value of our common stock on the date of grant, as determined in good faith by the board of directors. All options have a term of ten years. Optionees may pay the exercise price by cash, check, cancellation of any outstanding indebtedness of the option holder to us or delivery of already-owned shares of our common stock. Options listed below for Messrs. Raifman, Edwards, and Haefeker are immediately exercisable upon grant; however, any unvested shares are subject to repurchase by us at their cost if the optionee's service with us terminates. Option shares for Messrs. Raifman, Edwards, and Haefeker vest at the rate of 1/6th of the shares on the six-month anniversary of the vesting commencement date, and 1/36th of the shares per month thereafter as long as the optionee is employed by us. Option shares listed in the table below for Messrs. Jiang and Favia vest over four years, with 25% of the option shares vesting one year after the option grant date, and the remaining option shares vesting ratably each month thereafter.

                                           Individual Grants
                         -----------------------------------------------------
                                    % of Total                                    Potential Realizable Value
                         Number of    Options              Deemed                  at Assumed Annual Rates
                         Securities Granted to              Value              of Stock Price Appreciation for
                         Underlying  Employees  Exercise  Per Share                      Option Term
                          Options     In Last     Price    on Date  Expiration --------------------------------
          Name            Granted   Fiscal Year Per Share of Grant     Date        0%         5%         10%
          ----           ---------- ----------- --------- --------- ---------- ---------- ---------- ----------
Gregory R. Raifman...... 1,750,000     18.12%     $0.50    $1.125    2/19/09   $1,968,750 $3,206,886 $5,106,430
Jon L. Edwards.......... 1,500,000    15.53        0.50     1.125    2/19/09    1,687,500  2,748,760  4,376,940
Walter Haefeker......... 1,250,000    12.94        0.50     1.125    2/19/09    1,406,250  2,290,633  3,647,450
Ruiqing "Barclay"
 Jiang..................   688,000     7.12        0.50     1.125    3/25/09      774,000  1,260,764  2,007,557
Timothy M. Favia........   500,000     5.18        0.50     1.125    2/19/09      562,500    916,253  1,458,980

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

   The following table describes for the named executive officers options held by them as of December 31, 1999. The named executive officers did not exercise any of their options during the fiscal year ended December 31, 1999.

   The "Value of Unexercised In-the-Money Options at December 31, 1999" is based on a value of $62.75 per share, the closing price of our common stock on The Nasdaq Stock Market's National Market as of December 31, 1999, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the option. Options were granted under our amended and restated 1999 stock plan. Options listed below for Messrs. Gregory Raifman, Jon Edwards, and Walter Haefeker are immediately exercisable; however, as a condition of exercise, the optionee must enter into a restricted stock purchase agreement granting us the right to repurchase any unvested portion of the shares issuable by such exercise at their cost in the event of the optionee's termination of employment. Options for Messrs Raifman, Edwards, and Haefeker vest at the rate of 1/6th of the shares on the six-months anniversary of the vesting commencement date, and 1/36th of the shares per month thereafter as long as the optionee is employed by us. Option shares for Messrs. Jiang and Favia vest over four years, with 25% of the shares vesting one year after the grant date and the remaining shares vesting ratably each month thereafter.

                             Number of Securities
                            Underlying Unexercised      Value of Unexercised
                                  Options at          In-the-Money Options at
                               December 31, 1999         December 31, 1999
                           ------------------------- --------------------------
           Name            Exercisable Unexercisable Exercisable  Unexercisable
           ----            ----------- ------------- ------------ -------------
Gregory R. Raifman........  1,750,000         --     $108,937,500          --
Jon L. Edwards............  1,500,000         --       93,375,000          --
Walter Haefeker...........  1,250,000         --       77,812,500          --
Ruiqing "Barclay" Jiang...    172,000     516,000      10,707,000  $32,121,000
Timothy M. Favia..........        --      500,000             --    31,125,000

Employment Agreements

   In connection with our hiring and retention of each of Gregory R. Raifman, Jon L. Edwards and Walter Haefeker, we entered into employment agreements, each dated February 19, 1999, in which we agreed to pay each of them a specified base salary and grant each of them options to purchase our common stock, and each executive officer agreed to enter into a three-year employment term with us. Upon the expiration of the three-year term, employment with us becomes terminable at will. All options vest at the rate of 1/6th of the shares on the six-month anniversary of the vesting commencement date, and 1/36th of the shares per month thereafter as long as the optionee is employed by us. Under the terms of each employment agreement, if we terminate employment with the executive officer without cause, we are required to pay him severance payments of 1/13th of his base salary for each complete month previously worked; however, the aggregate severance payments are not to exceed his annual base salary.

   In connection with the hiring and expected retention of each of Michael Stanek, our former Senior Vice President and Chief Financial Officer, and Brian Powley, our Senior Vice President, Client Services, we entered into employment agreements, dated March 7, 2000 and September 21, 1999, respectively, in which we agreed to pay each of them a specified base salary and performance bonus, and, subject to Board approval and other conditions, grant each of them options to purchase our common stock, and each agreed to be an at-will employee of ours. Conditioned upon Board approval and other conditions, Mr. Powley's employment agreement provided for an option to purchase 45,000 shares.
Mr. Powley's options will vest over four years, with 25% of the option shares vesting one year after October 18, 1999, the option grant date, and the remaining option shares vesting ratably each month thereafter. Conditioned upon Board approval and other conditions, Mr. Stanek's employment agreement provided for an option to purchase 293,385 shares, 75,000 of which would vest on the date he commenced his employment with us. Mr. Stanek voluntarily terminated his employment with us in March 2000. We dispute that Mr. Stanek is entitled to receive any options under his employment agreement. Further, under his employment agreement, Mr. Stanek was to receive a loan from us in the amount of $1,000,000. Because Mr. Stanek voluntarily terminated his employment with us, he is not eligible to receive this loan from us.

   The following table sets forth the stock options granted to each current executive officer under his employment agreement with us:

                                                         Options  Exercise Price
   Name                                                  Granted    Per Share
   ----                                                 --------- --------------
   Gregory R. Raifman.................................. 1,750,000     $0.50
   Jon L. Edwards...................................... 1,500,000      0.50
   Walter Haefeker..................................... 1,250,000      0.50
   Brian J. Powley.....................................    45,000      8.00

   Additionally, each executive officer has agreed to not compete with us or not solicit others from us for a period of one year following his termination with us.

Compensation Committee Interlocks and Insider Participation

   Prior to establishing the compensation committee, the board of directors as a whole performed the functions delegated to the compensation committee. No member of the board of directors or the compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

   Directors do not currently receive any cash compensation from us for their service as members of the board of directors; however, directors are reimbursed for all reasonable expenses incurred by them in attending board and committee meetings. Employee and non-employee directors are also eligible to receive discretionary options under our 1999 stock plan and employee directors are eligible to participate in our 1999 employee stock purchase plan. In August 1999, Messrs. DeSorrento and Seawell and Dr. Sealey were each granted an option to acquire 50,000 shares of common stock at an exercise price of $3.25 per share upon their appointment to our board of directors. The foregoing options vest over a four year period but may be exercised at any time subject to our right of repurchase for unvested shares at the time of the director's termination at the exercise price paid by the director. Our 1999 stock plan also provides that each non-employee director who first becomes a director after November 19, 1999, the effective date of our initial public offering, will automatically receive a grant to purchase 50,000 shares of our common stock on the date such person first becomes a director. In addition, our 1999 stock plan provides that each of our non-employee directors will automatically receive a grant to purchase 10,000 shares of our common stock on the date of our annual stockholders' meeting if such non-employee director has served as a director for at least the preceding six months. The exercise price for automatic grants to non-employee directors under our 1999 stock plan is equal to the fair market value on the date of grant. Automatic options grants to non-employee directors vest over a four year period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information with respect to beneficial ownership of our common stock by:

  . each person or entity who beneficially owns more than 5% of our common stock;

  . each of our named executive officers;

  . each of our directors; and

  . all executive officers and directors as a group.

   Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o Mediaplex, Inc., 177 Steuart Street, Second Floor, San Francisco, California 94105. The table includes all shares of common stock issuable within 60 days of April 24, 2000, upon the exercise of options and warrants beneficially owned by the indicated stockholders on that date based on options and warrants outstanding as of April 24, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on shares of common stock outstanding as of April 24, 2000, together with applicable options and warrants for that stockholder. Shares of common stock issuable upon exercise of options and warrants beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                          Shares Beneficially
                                                                 Owned
                                                         ---------------------
   Name                                                    Number   Percentage
   ----                                                  ---------- ----------
   Zeron Capital Ltd. (1)...............................  2,625,000     8.0%
    44 Church Street
    Hamilton HM12
    Bermuda
   Pequot Capital Management, Inc. (2)..................  1,771,309     5.4
    500 Nyala Farm Road
    Westport, CT 06880
   Gregory R. Raifman (3)...............................  7,010,312    20.2
   Jon L. Edwards (4)...................................  6,760,313    19.6
   Walter Haefeker (5)..................................  1,455,000     4.3
   Ruiqing "Barclay" Jiang (6)..........................  2,246,556     6.8
   Timothy M. Favia (7).................................    605,167     1.8
   James DeSorrento (8).................................    360,000     1.1
   Lawrence D. Lenihan, Jr. (9).........................  1,771,309     5.4
   Peter S. Sealey (10).................................     60,000       *
   A. Brooke Seawell (11)...............................    135,000       *
   All executive officers and directors
    as a group (14 persons) (12)........................ 20,574,702    53.6

--------
  *   Less than 1%
 (1) Includes 1,500,000 shares held of record by Odyssey Venture Partners and 1,000,000 shares held of record by Argossy Limited. Odyssey Venture Partners and Argossy Limited are venture funds affiliated with Zeron Capital Ltd. Also includes a warrant held by Zeron Capital Ltd. to purchase 125,000 shares.
 (2) Includes 1,483,484 shares held of record by Pequot Private Equity Fund, L.P., 187,825 shares held of record by Pequot Offshore Private Equity Fund, Inc. and 100,000 shares held in other funds collectively managed by Pequot Capital Management, Inc. Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc. are managed by Pequot Capital Management, Inc.
 (3) Includes 19,360 shares held of record by R&E Holdings, LLC, and 1,750,000 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000. Mr. Raifman is one of the beneficial owners of R&E Holdings, LLC. Mr. Raifman disclaims beneficial interest of the shares held by R&E Holdings, LLC, except to the extent of his pecuniary interest in that entity.
 (4) Includes 19,360 shares held of record by R&E Holdings, LLC, and 1,500,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 24, 2000. Mr. Edwards is one of the beneficial owners of R&E Holdings, LLC. Mr. Edwards disclaims beneficial interest of the shares held by R&E Holdings, LLC, except to the extent of his pecuniary interest in that entity.
 (5) Includes 1,250,000 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000.
 (6) Includes 267,556 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000.
 (7) Includes 104,167 shares issuable upon the exercise of options and a warrant to purchase 500,000 shares exercisable within 60 days of April 24, 2000.
 (8) Represents 300,000 shares held of record by DeSorrento Revocable Trust, of which Mr. DeSorrento is the beneficial owner, and 50,000 shares held by Mr. DeSorrento, and 10,000 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000.
 (9) Represents 1,771,309 shares beneficially owned by Pequot Capital Management, Inc. See note (2). Mr. Lenihan is the fund manager of Pequot Capital Management, Inc. Mr. Lenihan disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in that entity.
(10) Represents 60,000 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000.
(11) Represents 75,000 shares held of record by Seawell Revocable Trust, A. Brooke Seawell & Patricia C. Seawell, trustees, 50,000 shares held by Mr. Seawell, and 10,000 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2000. Mr. Seawell is one of the beneficial owners of the Seawell Revocable Trust.
(12) See notes (4) through (11). Includes an aggregate of 5,403,128 shares issuable upon exercise of options held by our executive officers and directors exercisable within 60 days of April 24, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   Since our inception in September 1996, we have never been party to, and we have no plan to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have an interest, other than as described under "Executive Compensation" and the transactions described below.

Transactions with Founders

   Michael Schwartz, Eugene Jarvis, Raifman & Edwards LLP and PointBreak Ventures, LLC were involved in our initial funding. Messrs. Schwartz and Jarvis served as our initial officers and directors. Neither Mr. Schwartz nor Mr. Jarvis is currently affiliated with Mediaplex.

 Michael Schwartz and Eugene Jarvis

   Following our inception, in September 1996 and October 1996, we issued 2,460,000 shares of our common stock to Michael Schwartz at a purchase price of $0.0001 per share for a total purchase price of $246 and 800,000 shares of our common stock to Eugene Jarvis at a purchase price of $0.05 per share for a total purchase price of $40,000. In December 1996, we issued 800,000 shares of our common stock to Kuni Research, of which Mr. Jarvis is a stockholder, at a purchase price of $0.05 per share for a total purchase price of $40,000, and in January 1997, we issued an additional 800,000 shares of our common stock to Eugene Jarvis, at a purchase price of $0.05 per share for a total purchase price of $40,000.

   In June 1997, we issued a convertible promissory note to Michael Schwartz in consideration for past services rendered. In June 1997, $232,161 of the outstanding amount of the convertible promissory note was converted into 4,643,228 shares of our common stock at a conversion rate of $0.05 per share. In April 1998, we repurchased these shares at the original conversion price of $0.05 per share with a convertible promissory note.

 Raifman & Edwards LLP

   Gregory R. Raifman and Jon L. Edwards, two of our current executive officers, are general partners of Raifman & Edwards LLP. In September 1996, we issued 350,000 shares of our common stock to Raifman & Edwards LLP at a purchase price of $0.0001 per share for a total purchase price of $35. In July 1997, we issued a convertible promissory note to Raifman & Edwards LLP, in consideration for past services rendered, for $64,569. This convertible promissory note bore interest at a rate of 6% per annum, and had a due date of July 1999. In March 1999, Mediaplex converted the outstanding amount and accrued interest of $6,458 into 947,009 shares of our common stock at a conversion rate of $0.075 per share for a total purchase price of $71,027. In July 1998, Michael Schwartz transferred a convertible promissory note, issued by us, to Raifman & Edwards LLP, which in March 1999 was converted into 4,643,228 shares of our common stock at a conversion rate of $0.05 per share for a total purchase price of $23,216. On August 6, 1999, we issued to Raifman & Edwards LLP 19,360 shares of our Series C preferred stock in exchange for cancellation of existing debt in the amount of $69,502.

   All shares initially issued to, or subsequently purchased by, Raifman & Edwards LLP were transferred to R&E Holdings, LLC, a limited liability company in which Gregory R. Raifman and Jon L. Edwards are managing members. On April 3, 2000, R&E Holdings, LLC distributed 5,138,453 shares to Jon L. Edwards and 5,138,452 shares to Gregory R. Raifman.

 PointBreak Ventures, LLC

   Gregory R. Raifman and Jon L. Edwards are managing members of, and hold substantial interest in, PointBreak Ventures, LLC. Walter Haefeker, a current executive officer, also holds a substantial interest in PointBreak Ventures, LLC. In October 1996, we issued 250,000 shares of our common stock to PointBreak Ventures, LLC at a purchase price of $0.0001 per share for a total purchase price of $25. On April 3, 2000 PointBreak Ventures, LLC distributed 62,500 shares to Gregory R. Raifman, 62,500 shares to Jon L. Edwards and 125,000 shares to Walter Haefeker.

 Kuni Research Corporation

   In December 1996, Mediaplex issued 800,000 shares of its common stock to Kuni Research Corporation at a purchase price of $0.05 per share for a total purchase price of $40,000. In February 1997, PointBreak Ventures, LLC, an entity controlled by Gregory R. Raifman, Jon L. Edwards and Walter Haefeker, entered into an agreement with Kuni Research Corporation, which provided that PointBreak Ventures, LLC would render certain management services to Kuni Research Corporation. Under the terms of that agreement, Kuni Research Corporation, a limited partner of PointBreak Ventures, LLC, agreed to distribute to PointBreak Ventures, LLC an amount equal to 20.0% of the potential profits from investments made by Kuni Research Corporation or by PointBreak Ventures, LLC on the behalf of Kuni Research Corporation. On April 4, 2000, pursuant to its February 1996 agreement with PointBreak Ventures, LLC, Kuni Research Corporation distributed 40,000 shares, 40,000 shares and 80,000 shares to Messrs. Raifman, Edwards and Haefeker, respectively, in consideration for those past services.

Certain Business Relationships

   Raifman & Edwards LLP provided legal and management services to us in the period from inception to December 31, 1996, and the years ended December 31, 1997 and 1998 of approximately $22,000, $67,000 and $197,000, respectively. No legal services were provided by Raifman & Edwards LLP to us in the year ended December 31, 1999.

   In May 1998, we entered into an oral agreement with Raifman & Edwards LLP to sublease a portion of the office space we currently occupy at our headquarters in San Francisco, California. The sublease terms and payments made by us to Raifman & Edwards LLP are substantially similar to the lease terms and payments made by Raifman & Edwards LLP to the landlord. Since May 1998, we have paid Raifman & Edwards LLP a total of approximately $121,000 for these lease payments.

Transactions with Management and Others

   In connection with his employment by us in January 1999, we issued a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share to Timothy M. Favia, one of our current executive officers. The warrant may be exercised prior to January 10, 2002 by Mr. Favia.

   Since June 1999, we have employed Michael Edwards, brother of our President, Jon L. Edwards, as our Vice President, Business Development. We paid Michael Edwards compensation of $53,000 in 1999. During this time, we also granted Michael Edwards options to purchase 25,000 shares of our common stock at an exercise price of $0.50 per share. Since February 1999, we have employed Alan Raifman, brother of our Chief Executive Officer, Gregory R. Raifman, as our Vice President, Business and Legal Affairs. We paid Alan Raifman compensation of $71,750 in 1999. During this time, we also granted Alan Raifman options to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

   In connection with our acquisition of Netranscend Software, Inc. in March 1999, we issued to Ruiqing "Barclay" Jiang, one of our current executive officers and formerly the sole shareholder of Netranscend Software, Inc., a promissory note in the principal amount of $430,000, payable in four annual installments and an aggregate of 1,979,000 shares of common stock valued at $2.6 million. Of the shares issued, 300,000 are currently being held in escrow to cover any potential breaches of representations and warranties made by Mr. Jiang and Netranscend Software, Inc. in the agreement and plan of reorganization executed in connection with the acquisition.

   In February 1999, we sold an aggregate of 1,206,000 shares of Series A preferred stock to investors at a purchase price of $1.25 per share or $1,507,500 in the aggregate. In June 1999, we sold an aggregate of 4,500,000 shares of Series B preferred stock to investors at a purchase price of $2.00 per share or $9,000,000 in the aggregate. In August 1999, we sold an aggregate of 4,000,000 shares of Series C preferred stock to investors at a purchase price of $3.59 per share or $14,360,000 in the aggregate. The shares of Series A, Series B and Series C preferred stock automatically converted into an aggregate of 9,706,000 shares of common stock upon the closing of our initial public offering.

   In August 1999, we issued 4,000,000 shares of Series C convertible preferred stock at a purchase price of $3.59 per share. These shares were converted into shares of common stock on a one-for-one basis. Because the conversion price was less than our initial public offering price, the Series C preferred stock was deemed to have an embedded beneficial conversion feature. This feature allows the holders to acquire common stock at a purchase price below its deemed fair value. The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds. Consequently, the issuance and sale of the Series C preferred stock resulted in a beneficial conversion feature of $14,360,000, which has been reflected as a preferred dividend in our 1999 statement of operations. Further, the holders of converted shares of Series C preferred stock are entitled to demand and piggy-back registration rights.

   The investors in the preferred stock included the following entities that hold 5% or more of our stock or that are affiliated with our directors or executive officers, or both:

                              Shares of       Shares of       Shares of    Aggregate
                              Series A        Series B        Series C      Purchase
Investor                   Preferred Stock Preferred Stock Preferred Stock   Price
--------                   --------------- --------------- --------------- ----------
5% Stockholder Entities
 Affiliated with a
 Mediaplex Director or
 Executive Officer:
Entity affiliated with
 James DeSorrento
 (1)(2)..................      160,000          140,000             --     $  480,000
Entity affiliated with A.
 Brooke Seawell (1)(3)...          --            75,000             --        150,000
Entity affiliated with
 Gregory R. Raifman and
 Jon L. Edwards (1)(4)...          --               --           19,360        69,502
Entities affiliated with
 Lawrence D. Lenihan, Jr.
 (1)(5)..................          --               --        1,671,309     5,999,999
Other 5% Stockholders:
Zeron Capital Ltd. (6)...          --         2,625,000             --      5,250,000
The Goldman Sachs Group,
 Inc. (7)................          --               --        1,392,758     5,000,001

--------
(1) James DeSorrento, A. Brooke Seawell, Gregory R. Raifman, Jon L. Edwards and Lawrence D. Lenihan, Jr. are each members of our board of directors.
(2) All shares are held of record by DeSorrento Revocable Trust under an agreement dated 12/17/80.
(3) All shares are held of record by Seawell Revocable Trust, A. Brooke Seawell & Patricia C. Seawell, trustees.
(4) Includes 19,360 shares held of record by R&E Holdings, LLC. Messrs. Gregory
    R. Raifman and Jon L. Edwards are the managing members and beneficial owners of R&E Holdings, LLC. Each of Mr. Raifman and Mr. Edwards disclaims beneficial ownership of these shares, except to the extent of his respective pecuniary interest therein.
(5) Represents 1,483,484 shares of Series C preferred stock held of record by Pequot Private Equity Fund, L.P. and 187,825 shares of Series C preferred stock held of record by Pequot Offshore Private Equity Fund, Inc.
    Mr. Lenihan is the fund manager for Pequot Capital Management, Inc. He disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(6) Includes 1,500,000 shares held of record by Odyssey Venture Partners and 1,000,000 shares held of record by Argossy Limited. Argossy Limited and Odyssey Venture Partners are funds affiliated with Zeron Capital Ltd. Zeron Capital Ltd. also holds a warrant to purchase 125,000 shares of Series B preferred stock.
(7) Includes 139,276 shares of Series C preferred stock purchased by Stone Street Fund 1999 L.P., an affiliate of The Goldman Sachs Group, Inc.

   In connection with the sale of our Series B preferred stock in June 1999, we issued a warrant to purchase 125,000 shares of Series B preferred stock, at an exercise price of $2.00 per share, to Zeron Capital, Ltd., a 5% stockholder. After our initial public offering, the warrant became exercisable for a like number of shares of our common stock. The warrant may be exercised at any time prior to its expiration in June 2002.

   In connection with the sale of our Series B preferred stock in June 1999 to Zeron Capital, Ltd., we issued a warrant to purchase 150,000 shares of Series B preferred stock, at an exercise price of $2.00 per share, and a warrant to purchase 100,000 shares of common stock, at a purchase price of $0.50 per share, to Retail Ventures International, Inc., a financial advisor to us. After our initial public offering, the warrant to purchase Series B preferred stock became exercisable for a like number of shares of our common stock. Both warrants were exercised in April 2000.

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

 10.8*   Employment Agreement with Jon L. Edwards, dated February 19, 1999.

 10.9*   Employment Agreement with Walter Haefeker, dated February 19, 1999.

 10.10*  Employment Agreement with Ruiqing "Barclay" Jiang, dated March 24,
         1999.

 10.11*  Employment Agreement with Sandra L. Abbott, dated August 6, 1999.

 10.12+  Employment Agreement with Michael E. Stanek, dated March 7, 2000.

 10.13+  Employment Agreement with Brian Powley, dated September 21, 1999.


  Number                              Description
  ------                              -----------
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

 23.1      Consent of PricewaterhouseCoopers LLP.

 24.1**    Power of Attorney.

 27.1**    Financial Data Schedule.


--------
* Incorporated by reference to Mediaplex's Registration Statement on Form S-1 (File No. 333-86459) declared effective on November 19, 1999.
** Previously filed.
+ Incorporated by reference to Mediaplex's Registration Statement of Form S-1 (File No. 333-32754).
++ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

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

Date: April 28, 2000                      MEDIAPLEX, INC.

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

              Signature                          Title                   Date
              ---------                          -----                   ----


      /s/ Gregory R. Raifman           Chairman and Chief           April 28, 2000
______________________________________  Executive Officer
          Gregory R. Raifman            (Principal Executive
                                        Officer)


                  *                    Vice President, Finance      April 28, 2000
 ______________________________________  and Controller (Principal
         Sameer Prabhavalkar            Accounting Officer)

                  *                    President and Director       April 28, 2000
 ______________________________________
            Jon L. Edwards

                  *                    Director                     April 28, 2000
 ______________________________________
       Lawrence D. Lenihan, Jr.

                  *                    Director                     April 28, 2000
 ______________________________________
           Peter S. Sealey

                  *                    Director                     April 28, 2000
 ______________________________________
           James DeSorrento

                  *                    Director                     April 28, 2000
______________________________________
          A. Brooke Seawell


*
      /s/ Gregory R. Raifman
______________________________________
          Gregory R. Raifman
           Attorney-in-fact

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

 24.1**  Power of Attorney.

 27.1**  Financial Data Schedule.


--------
* Incorporated by reference to Mediaplex's Registration Statement on Form S-1 (File No. 333-86459) declared effective on November 19, 1999.

** Previously filed.

+ Incorporated by reference to Mediaplex's Registration Statement of Form S-1 (File No. 333-32754).

++ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.