Form 10-Q
period 2000-03-31
MEDIAPLEX INC
filed 2000-05-02
CIK 1091621

                                                SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549

                                                             FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

                                               APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                                                                          OUTSTANDING AT APRIL 27, 2000
Common stock, par value $0.0001 per share                                                           32,987,886 Shares




====================================================================================================================================


                                                         TABLE OF CONTENTS
                                                                                                               Page
PART I.    FINANCIAL INFORMATION                                                                               ----

Item 1.  Financial Statements

   Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999......................................     3
   Statements of Operations for the three months ended March 31, 2000 and
   1999 (unaudited)...........................................................................................     4
   Statements of Cash Flows for the three months ended March 31,2000 and 1999
   (unaudited)................................................................................................     5
   Notes to Interim Financial Statements (unaudited)..........................................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................     8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................    23

Item 2.  Changes in Securities and Use of Proceeds............................................................    23

Item 3.  Defaults Upon Senior Securities......................................................................    23

Item 4.  Submission of Matters to a Vote of Security Holders..................................................    23

Item 5.  Other Information....................................................................................    23

Item 6.  Exhibits and Reports on Form 8-K.....................................................................    23

Item 7.  Signatures...........................................................................................    23

                                 MEDIAPLEX, INC.

                                 BALANCE SHEETS


                                                                                       March 31,        December 31,
                                                                                         2000              1999
                                                                                     ------------       ------------
                                                                                     (unaudited)
                                    ASSETS
Cash and cash equivalents........................................................     $ 52,007,000      $ 78,052,000
Short-term investments...........................................................       30,184,000         9,913,000
                                                                                      ------------      ------------
 Total cash, cash equivalents, and short-term investments........................       82,191,000        87,965,000
Accounts receivable, net.........................................................        9,751,000         7,629,000
Other current assets.............................................................        1,485,000           940,000
                                                                                      ------------      ------------
   Total current assets..........................................................       93,427,000        96,534,000
Property and equipment, net......................................................        5,611,000         4,039,000
Goodwill and intangible assets, net..............................................        2,007,000         2,257,000
Other assets.....................................................................          605,000           612,000
                                                                                      ------------      ------------
   Total assets..................................................................     $101,650,000      $103,442,000

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable................................................................     $  2,409,000      $  2,030,000
 Accrued liabilities.............................................................       11,337,000         9,222,000
 Deferred revenue................................................................          539,000         1,087,000
 Notes payable to stockholders, current portion..................................          110,000           110,000
                                                                                      ------------      ------------
   Total current liabilities.....................................................       14,395,000        12,449,000
Notes payable to stockholders....................................................          176,000           280,000
                                                                                      ------------      ------------
   Total liabilities.............................................................       14,571,000        12,729,000

Commitments (Note 6)

Stockholder's Equity:
 Preferred stock, $0.0001 par value; authorized 10,000,000 shares................               --                --
 Common stock, $0.0001 par value; authorized 150,000,000 shares; 32,442,397 and 31,690,855 shares issued and outstanding as of March 31, 2000 and
  December 31, 1999, respectively................................................            3,000             3,000
 Additional paid-in capital......................................................      143,370,000       134,325,000
 Warrants........................................................................        2,472,000         2,472,000
 Deferred stock compensation.....................................................       (3,743,000)       (6,521,000)
 Accumulated other comprehensive loss............................................          (70,000)               --
 Accumulated deficit.............................................................      (54,953,000)      (39,566,000)
                                                                                      ------------      ------------
   Total stockholders' equity...................................................       87,079,000        90,713,000
                                                                                      ------------      ------------
   Total liabilities and stockholders' equity....................................     $101,650,000      $103,442,000
                                                                                      ------------      ------------


                            The accompanying notes are an integral part of these financial statements

                                MEDIAPLEX, INC.

                           STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2000              1999
                                                                                      ------------       -----------
Revenues.........................................................................     $ 16,227,000       $ 1,634,000
Cost of revenues.................................................................       11,849,000         1,340,000
                                                                                      ------------       -----------
  Gross profit...................................................................        4,378,000           294,000
Operating expenses:
  Sales and marketing............................................................        5,481,000           543,000
  Research and development.......................................................        1,825,000           308,000
  General and administrative.....................................................        1,979,000           456,000
  Stock-based compensation.......................................................       11,480,000         1,953,000
  Amortization of goodwill and intangibles.......................................          250,000                --
                                                                                      ------------       -----------
     Total operating expenses....................................................       21,015,000         3,260,000
     Loss from operations........................................................      (16,637,000)       (2,966,000)
Interest income, net.............................................................        1,251,000             1,000
                                                                                      ------------       -----------
Net loss.........................................................................     $(15,386,000)      $(2,965,000)
                                                                                      ============       ===========
Net loss per share--basic and diluted............................................           $(0.48)           $(0.32)
                                                                                      ============       ===========
Weighted average shares used to compute net loss per share--
 basic and diluted...............................................................       31,771,245         9,280,470
                                                                                      ============       ===========

  The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------       -----------
Cash flows from operating activities:
 Net loss....................................................................     $(15,386,000)      $(2,965,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................          647,000            29,000
  Allowance for sales credits and doubtful accounts..........................         (541,000)           93,000
  Stock-based compensation expense...........................................       11,480,000         1,953,000
  Accretion of short-term investments........................................         (281,000)               --
  Amortization of debt discount..............................................            6,000                --
  Changes in assets and liabilities..........................................
   Accounts receivable.......................................................       (1,580,000)         (363,000)
   Other assets..............................................................         (535,000)          (85,000)
   Accounts payable..........................................................           45,000           790,000
   Accrued liabilities.......................................................        2,999,000             5,000
   Deferred revenue..........................................................         (548,000)           92,000
   Other liabilities.........................................................               --             9,000
                                                                                  ------------       -----------
    Net cash used in operating activities....................................       (3,694,000)         (442,000)
                                                                                  ------------       -----------
Cash flows from investing activities:
  Purchase of property and equipment.........................................       (2,518,000)         (573,000)
  Purchase of short-term investments.........................................      (30,007,000)               --
  Sale of short-term investments.............................................        9,981,000                --
  Unrealized loss on cash equivalents........................................          (34,000)               --
                                                                                  ------------       -----------
Net cash used in investing activities........................................      (22,578,000)         (573,000)
                                                                                  ------------       -----------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock..............................               --         1,198,000
  Proceeds from exercise of stock options....................................          337,000             9,000
  Payment of notes payable--stockholders.....................................         (110,000)               --
                                                                                  ------------       -----------
Net cash provided by financing activities....................................          227,000         1,207,000
                                                                                  ------------       -----------
Net (decrease) / increase in cash and cash equivalents.......................      (26,045,000)          192,000
Cash and cash equivalents at beginning of period.............................       78,052,000           375,000
                                                                                  ------------       -----------
Cash and cash equivalents at end of period...................................     $ 52,007,000       $   567,000
                                                                                  ============       ===========

  The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

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

 Reincorporation

  In August 1999, the Company approved reincorporating in Delaware and changing its name to Mediaplex, Inc. In connection with the reincorporation, the Company authorized (i) an increase in the number of authorized shares of common stock to 150,000,000 and (ii) 10,000,000 shares of undesignated preferred stock. All share data and stock option plan information has been restated to reflect the reincorporation.

 Net Loss Per Share

  Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                          2000              1999
                                                                                      ------------       -----------
Numerator:
 Net loss available to common stockholders.......................................     $(15,386,000)      $(2,965,000)
                                                                                      ------------       -----------
Denominator:
 Weighted average common shares..................................................       31,867,213         9,280,470
 Weighted average unvested common shares subject to repurchase...................          (95,968)               --
                                                                                      ------------       -----------
 Denominator for basic and diluted calculation...................................       31,771,245         9,280,470
                                                                                      ============       ===========
Net loss per share--basic and diluted............................................     $      (0.48)      $     (0.32)
                                                                                      ============       ===========

  The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                           2000             1999
                                                                                       -----------       ----------
Weighted average effect of Common Stock equivalents:
  Stock options..................................................................        8,429,000        3,660,000
  Warrants.......................................................................          863,000               --
  Unvested Common Stock subject to repurchase....................................           95,968               --
  Convertible preferred stock....................................................               --          442,000
                                                                                       -----------       ----------
                                                                                         9,387,968        4,102,000
                                                                                       ===========       ==========

                                MEDIAPLEX, INC.

   Interim Results and Basis of Presentation

    The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended March 31, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-K as filed on March 30, 2000.

  2.  Recently Issued Accounting Standards

    In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of Accounting Principles Board (APB) Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No.
  25 regarding the definition of employee for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000. The Company does not anticipate that this interpretation will have a material impact on its financial position, results of operations or cash flows.

    In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. Although the Company has not fully assessed the implications of SAB No. 100 and SAB No. 101, the Company does not believe the adoption of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

    In June 1998, the FASB issued Statement of Financial Accounting Standards
  (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe the adoption of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

  3.  Amended and Restated 1999 Stock Plan

    For the three month period ended March 31, 2000, the Company granted approximately 1.3 million stock options under the Amended and Restated 1999 Stock Plan at exercise prices ranging from $12.00 to $102.00 per share, based on the fair market value of the underlying common stock at the respective times of grant.

  4.  Subsequent Events

    In April 2000, the Company issued and sold 43,000 shares of the Company's common stock at $10.20 per share to employees under the Employee Stock Purchase Plan.

    In March 2000, in connection with the termination of an officer of the Company, the Company entered into a severance agreement, which provided that the Company would accelerate the vesting of options to purchase 125,000 shares of common stock held by such former officer. Accordingly, the Company recorded $6.0 million in stock compensation expense in March 2000.

    In March 2000, in connection with the hiring and expected retention of a certain person as its chief financial officer, the Company entered into an employment agreement, which provided that the officer, subject to Board approval and other conditions, would receive an option to purchase 293,385 shares of common stock, 75,000 of which would vest on the commencement of his employment with the Company. This officer terminated employment with the Company in March 2000, and the Company disputes that he is entitled to receive any options under his employment agreement. Accordingly, the Company recorded $4.6 million in stock compensation expense in March 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION AND ANALYSIS

YOU SHOULD READ THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO SUCH STATEMENTS INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, THAT INVOLVE RISKS AND UNCERTAINTIES, THESE FORWARD-LOOKING STATEMENTS ARE TYPICALLY DENOTED IN THIS QUARTERLY REPORT BY WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS. THIS QUARTERLY REPORT ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD-PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF ONLINE SPENDING, ONLINE USE AND ONLINE ADVERTISING SPENDING. PROSPECTIVE INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS QUARTERLY REPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MEDIAPLEX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION ON PAGE 11 AND ELSEWHERE IN THIS QUARTERLY REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                    OVERVIEW

  We provide technology-based advertising and marketing services for companies and advertising agencies that seek to optimize their Internet marketing campaigns. In the second quarter of 1998, we began generating revenues from our advertising campaign management services. Our campaign management services include online media planning and buying, and tracking, analyzing and reporting the results of the media campaign. In the second quarter of 1999, we began utilizing our mobile Java objects, or MOJO, architecture to enhance our service offerings and expand our business. We plan to broaden our revenue sources by leveraging the capabilities of our MOJO architecture to offer message management services, which enable advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real time. To date, we have not generated significant revenues from message management services.

  We currently provide advertising campaign management services for a fixed fee, which varies from client to client. This fee is principally based on the extent of services provided and the direct cost of media placement. This cost of purchasing advertising space on an Internet site is typically determined by the cost per thousand impressions. Revenues from advertising campaign management services are recognized in the period that advertising impressions are delivered, or placed on an Internet site, provided that no significant obligations on our part remain at the end of the period and the collection of the resulting receivable is probable. Our obligations often include, for instance, guarantees of a minimum number of impressions. To the extent that significant obligations remain, we defer recognition of the corresponding portion of the revenues until these obligations are met.

  In addition, we may generate revenues from clients obtained through or referred to us by an ad agency. If an ad agency is used, we will usually bill the ad agency for work done on behalf of the agency's clients, and the ad agency will then be responsible for obtaining full payment from the client. We expect the percentage of our total revenues that we obtain from clients referred to us by ad agencies to increase in future periods. To date, we have paid no referral fees to any ad agencies, nor have any ad agencies paid referral fees to us, for referring clients. However, we expect to pay referral fees to ad agencies in a limited number of cases. In addition, we may receive referral fees in the future.

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

  Until December 31, 1999, we expensed all of our research and development costs in the period in which we incur these costs, since the period from achievement of technological feasibility to the general availability of our software to clients has been short, and therefore software development costs qualifying for capitalization have been insignificant. For the quarter ended March 31, 2000, we capitalized $60,000 in software development costs.

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

  We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, and $15.4 million for the three month period ended March 31, 2000. At March 31, 2000, our accumulated deficit was $55.0 million, which includes $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

  Revenues. Revenues increased to $16.2 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The period-to-period increase was primarily due to the growth of our of selling advertising campaign management services to a broad set of advertisers, including advertising agencies, which we began in April 1999.

  Cost of Revenues. Cost of revenues increased to $11.9 million, or 73.5% of revenues, for the three months ended March 31, 2000 from $1.3 million, or 81.3% of revenues, for the three months ended March 31, 1999. The increase in cost of revenues in 2000 was primarily due to the increase in our revenues.

  Gross Profit. Gross profit increased to $4.4 million, or 27.0% of revenues, for the three months ended March 31, 2000 from $294,000, or 18.0% of revenues, for the three months ended March 31, 1999. The increase in the gross profit in 2000 was due to a greater increase in our revenues than the increase in our cost of revenues.

  Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses increased to $5.5 million, or 34.0% of revenues, for the three months ended March 31, 2000 from $543,000, or 33.2% of revenues, for the three months ended March 31, 1999. The increase in sales and marketing expenses during 2000 was primarily due to the significant growth of our sales and marketing organization as we focused on selling advertising campaign management services. The number of sales and marketing personnel increased from 23 as of March 31, 1999 to 92 as of March 31, 2000. We expect that sales and marketing expenses will continue to increase.

  Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff and fees for contractor services. Research and development expenses increased to $1.8 million, or 11.1% of revenues, for the three months ended March 31, 2000 from $308,000, or 18.8% of revenues, for the three months ended March 31, 1999. This increase in research and development expenses was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from twelve as of March 31, 1999 to 42 as of March 31, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and upgrade our technology. Accordingly, we expect that research and development expenses will continue to increase.

  General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $2.0 million, or 12.3% of revenues, for the three months ended March 31, 2000 from $456,000, or 27.9% of revenues, for the three months ended March 31, 1999. The increase in general and administrative expenses was due primarily to the hiring of general and administrative personnel. We had six general and administrative personnel as of March 31, 1999 and 27 persons as of March 31, 2000. We expect that general and administrative expenses will continue to increase.

  Stock-based Compensation. Stock-based compensation expense increased to $11.5 million, or 71.0% of revenues, for the three months ended March 31, 2000 comprised to $2.0 million, or 125.0% of revenues, for the three months ended March 31, 1999. For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants where the purchase or exercise prices are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. Total deferred stock compensation as of March 31, 2000 was $3.7 million. The deferred stock compensation associated with 33,333 options requires remeasurement at the end of each period and is directly related to the then current fair value of our common stock.
Therefore, as our stock price increases, the stock-based compensation or the amortization of these deferred stock compensation amounts will proportionately increase.

  Amortization of Goodwill and Intangible Assets. Amortization expense was $250,000, or 1.5% of revenues, for the three months ended March 31, 2000, due to the amortization of goodwill and intangible assets recorded in connection with our acquisition of Netranscend Software, Inc. in March 2000. We recorded no goodwill amortization expense for the three month period ended March 31, 1999. We expect to recognize $250,000 of amortization expense for this transaction in each quarter through the first quarter of 2002.

  Interest Income, Net. Interest income, net was $1.3 million for the three months ended March 31, 2000, representing primarily interest earned on the cash and cash equivalents and short-term investments we generated in 1999 from private placements of convertible preferred stock and the initial public offering. The net interest income of $1,000 for the three months ended March 31, 1999 was primarily due to the cash we generated from a private placement of convertible preferred stock in March 1999.

  Net Loss. Net loss was $15.4 million for the three months ended March 31, 2000, and $3.0 million for the three months ended March 31, 1999. The increase in net loss of $12.4 million from 1999 to 2000 was primarily due to the increase in operating expenses of $17.7 million, which includes a $9.5 million increase in stock-based compensation expense, from the first quarter of 1999 to the same period in 2000.

Liquidity and Capital Resources

  From our inception in September 1996 through October 1999, we financed our operations primarily through the private placements of preferred stock, which has generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of March 31, 1999, we had $52.0 million in cash and cash equivalents and $30.2 million in short-term investments.

  Net cash used in operating activities for the three months ended March 31, 2000 and 1999 was $3.7 million and $442,000, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges and net increases in accounts receivable, offset by increases in accrued liabilities, and accounts payable.

  Net cash used in investing activities for the three months ended March 31, 2000 and 1999 was $22.6 million and $573,000, respectively. Net cash used in investing activities in both periods presented was due to the acquisition of computer equipment and software, and the investment of our proceeds from the public offering of our common stock into short-term investments, for the period ending March 31, 2000.

  Net cash provided by financing for the three months ended March 31, 2000 and 1999 was $227,000 and $1.2 million, respectively. In the three months ended March 31, 2000, the cash provided by financing activity primarily consisted of proceeds generated from the exercise of stock options. In the three months ended March 31, 1999, net cash provided by financing activities was primarily due to issuance of shares of our preferred stock.

  Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from March 31, 2000. After that time, we may need additional funds to expand or to meet all of our operating needs. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

New Accounting Pronouncements

  Mediaplex continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the unaudited interim financial statements in this quarterly report on Form 10-Q.

                                  RISK FACTORS

SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT AND IN THE OTHER DOCUMENTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT.

Risks Related to Our Company

Our limited operating history makes financial forecasting and evaluation of our business difficult.

  We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In addition, we have only recently begun deploying our MOJO technology in client advertising campaigns. In the three months ended March 31, 2000, we employed portions of our MOJO technology in twelve campaigns. Consequently, we have only slightly more than one year of relevant operating history upon which you may evaluate our operations and financial prospects. Our limited operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

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

  We have not achieved profitability in any period to date and, given the level of planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of March 31, 2000 was approximately $55.0 million. We incurred losses of $15.4 million in the three months ended March 31, 2000, $21.8 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

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

  Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 1999, ShopNow.com and DATEK Online accounted for approximately 12% and 10% of our annual revenues, respectively. In addition, one customer accounted for 12% of our outstanding accounts receivable at December 31, 1999. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for our services.

We could be held liable for failing to comply with current federal, state and foreign laws governing consumer privacy or our own stated privacy policies.

  Failure to comply with applicable foreign, federal and state laws and regulatory requirements of regulatory authorities may result in, among other things, indemnification liability to our clients and the advertising agencies we work with, administrative enforcement actions and fines, class action lawsuits, cease and desist orders, and civil and criminal liability. Our stated privacy policy is to not maintain, share, or sell any personally identifiable data or anonymous user profile information, and our clients retain the sole and exclusive right to use any data that they have obtained through explicit permission from an Internet user. Our failure to comply with this stated policy could result in similar consequences under federal and state fair trade acts.

  The Federal Trade Commission and state attorneys general have been investigating Internet service providers regarding their use of personal information. Recently, class action lawsuits have been filed alleging violations of privacy laws by Internet service providers. In October 1998, the European Union adopted a directive addressing data privacy that may result in limitations on our ability to collect and use information regarding Internet users. These restrictions may limit our ability to target advertising in most European countries. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business.

Future governmental or industry restrictions or regulations related to privacy on the Internet could limit the effectiveness and reduce the demand for Internet advertising.

  Federal and state legislatures have recently proposed limitations on the collection and use of information regarding Internet users. For instance, one proposed restriction would require Web sites to obtain the permission of their Web visitors before aggregating, sharing or selling any information related to those Web visitors. Similarly, the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. If the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

We may be held liable for our clients' non-compliance with privacy regulations or their own stated privacy policies.

  Our customers are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, as well as other laws that govern the collection and use of consumer credit information. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies.
We may be held liable if our clients use our technology in a manner that is not in compliance with these laws or their own stated privacy standards.

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

  We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our MOJO technology, which we believe is the cornerstone of our business. If our MOJO technology does not perform as anticipated or otherwise does not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have only used portions of it in twelve campaigns as of March 31, 2000. We have only recently introduced message management services using our MOJO technology and these services remain largely untested. To date, we have not generated any material revenue from message management. In addition, we have incurred and will continue to incur significant expense developing our MOJO technology. If our revenues generated from the use of our MOJO technology do not cover these development costs, our financial condition would suffer.

Our MOJO technology is relatively new and untested; if our MOJO technology does not perform as anticipated, we would need to devote significant resources to address defects, and our reputation would be damaged.

  Our MOJO technology is complex and has had, and may have in the future, errors, defects or performance problems. In particular, we may encounter problems when it is more broadly used or when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used portions of it in twelve campaigns as of March 31, 2000. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

If our MOJO technology suffers from design defects, we may need to expend significant resources to address resulting product liability claims.

  Our business will be harmed if our MOJO technology suffers from design defects and, as a result, we become subject to significant product liability claims. Technology as complex as ours may contain design defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to limit our exposure to liabilities resulting from product liability claims. We currently do not carry any insurance against product liabilities. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. Any product liability claim brought against us could materially harm our business.

If we fail to effectively manage our growth, our management and resources could be strained and our ability to capture new business could suffer.

  We have grown significantly since our inception and expect to grow quickly in the future. Future expansion could be expensive and strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving market for Internet advertising. Our failure to manage this growth could seriously harm our business. We have increased our number of employees from 35 at March 31, 1999 to 161 at March 31, 2000. In addition, we have recently opened an office in Germany and we anticipate that we will further expand international operations in 2000.

The loss of our key personnel, including our chief executive officer, president and chief operating officer, or any inability to attract and retain additional personnel, could affect our ability to grow our business.

  Our future success depends to a significant extent on the continued service of our key senior management, technical and professional service and support personnel. The loss of the services of any member of our management team, in particular our chief executive officer, president and chief operating officer, would harm our business. We have employment agreements with only some of our key senior management, namely, Gregory R. Raifman, Jon L. Edwards, Barclay Jiang and Walter Haefeker, however, any of these individuals could terminate their employment with us anytime. All of our other employees are at-will. Because of the substantial competition for qualified personnel in Northern California, we could suffer substantial attrition and could lose key members of our management. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us. In addition, because many of our executives have only recently joined us, our management team has only worked together for a short time and may not work effectively together.

  Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for qualified personnel in the high technology industry is intense, particularly in the San Francisco Bay area of Northern California, where our principal offices are located. If we fail to hire and retain a sufficient number of sales, marketing, technical, service and support personnel, we will not be able to maintain or expand our business.

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

  The continuing and uninterrupted performance of our computer systems is critical to our success. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events, including earthquakes. Although we maintain system backup and auxiliary systems to mitigate the damage from the occurrence of any of these events, we may not have taken adequate steps to guard against every difficulty that could occur. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver advertisements quickly and accurately to the targeted audiences. Sustained or repeated system failures would reduce significantly the attractiveness of our solutions to advertisers.

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

  The volume of advertising delivered through our servers has increased from 1 million impressions per day in January 1999 to up to 39 million impressions per day as of March 31, 2000, representing approximately one-third of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of advertising delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our advertising revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

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

  We intend to expand our international sales effects in the future. We opened a sales office in Germany in August 1999 and expect to initiate operations in selected additional international markets in 2000. As of March 31, 2000, we had not generated any significant revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

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

  We face intense competition in the Internet advertising services industry.
Our primary competitor for providers of online media planning and buying services is Avenue A, and our primary competitor for third party ad serving is DoubleClick. We have terminated our contractual relationship with DoubleClick and, as a result, we expect competitive pressure from DoubleClick to increase in the future.

  The following categories represent current and potential competition:

 .  providers of online media planning and buying services, such as Avenue A;

 .  ad serving companies, such as AdForce, DoubleClick and Engage Technologies;

 .  publisher networks that provide services directly to clients, such as Flycast
   Communications, Adsmart, and 24/7 Media;

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

  We expect competition to continue to increase in our industry because there are no substantial barriers to entry. In particular, advertising agencies without in-house online media management capabilities, including those with which we currently work, may develop these capabilities in the future. We believe that, in addition, competition will continue to increase as a result of industry mergers, partnerships and consolidations. For example, AdForce and Flycast have recently been acquired by CMGI, AdKnowledge has recently been acquired by Engage Technologies, a subsidiary of CMGI, and NetGravity has recently been acquired by DoubleClick. As we expand internationally, we expect to face competition from internationally-based competitors such as Mindshare Digital and Publicis Technology, as well as our domestic competitors with international operations, such as BBDO Interactive, Leo Burnett and The Interpublic Group. Companies doing business on the Internet, including ours, must also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. In addition, as we expand the scope of our Internet advertising and direct marketing services, we may compete with a greater number of Internet sites and other media companies across a wide range of different Internet services. Competitive pressures could prevent us from growing, reduce our market share or require us to reduce prices on our services, any of which could harm our business.

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

  To use our services most effectively, advertisers must integrate their internal business data into their advertising campaigns to deliver a targeted message. This type of integration may raise privacy concerns and prompt our clients to require us to contract with them exclusively within their specific industry. If our clients impose these restrictions on us, our potential client base and revenue growth would be limited.

  To fully utilize our MOJO-based services, we must have access to our clients' proprietary business data. Many companies are wary of third parties having access to their business information, because access by third parties increases the risk that confidential business data may become known, even if unintentionally, to outsiders who are not the intended recipients of the data. These privacy concerns may be so great as to prompt our clients to attempt to contractually prohibit us from managing the online advertising campaigns of their competitors. If our potential client base in a particular industry was limited in this way, our business and future revenues could be harmed. To date, a few clients have requested that we do not service their competitors; however, we have not agreed to these requests. To address our clients' concerns, we have established procedures to ensure the protection of our clients' data, such as the use of separate teams to work with each client and the use of separate, secure servers for clients' advertising and message campaigns where a conflict may exist. However, we cannot assure you that these measures will be adequate for our clients to continue to use our services.

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

  As of March 31, 2000, our executive officers and directors beneficially owned or controlled, directly or indirectly, 20,437,313 shares of common stock, which in the aggregate represents approximately 54.2% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

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

PART II  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

  From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS DURING THE REPORTING PERIOD

  None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM  4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM  5.  OTHER INFORMATION

  None.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

Number  Description
------  -----------

  27.1  Financial Data Schedule.

  (b)  REPORTS ON FORM 8-K

     None.

ITEM  7.  SIGNATURES

  Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 2000                  MEDIAPLEX, INC.

                                    By:         /s/ GREGORY R. RAIFMAN
                                            ------------------------------------
                                                    Gregory R. Raifman
                                            Chairman and Chief Executive Officer

                                    By:         /s/ SAMEER PRABHAVALKAR
                                           -------------------------------------
                                                    Sameer Prabhavalkar
                                          Vice President, Finance and Controller
                                               (Principal Accounting Officer)