Form 10-Q
period 2000-06-30
MEDIAPLEX INC
filed 2000-07-25
CIK 1091621

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarter Ended June 30, 2000

                       Commission File Number: 000-27601

                               ----------------

                                MEDIAPLEX, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                     7379                    94-3295822
(State of Incorporation) (Primary Standard Industrial     (I.R.S. Employer
                             Classification Code)        Identification No.)

         177 Steuart Street, Suite 200, San Francisco, California 94105 (Address, Including Zip Code of Registrant's Principal Executive Offices)

                                 (415) 808-1900
              (Registrant's Telephone Number, Including Area Code)

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
                        Class                          July 21, 2000
                        -----                        -----------------
     Common stock, par value $0.0001 per share       33,652,941 Shares

================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Balance Sheets as of June 30, 2000 (unaudited) and
           December 31, 1999............................................    3

          Statements of Operations for the three and six months ended
           June 30, 2000 and 1999 (unaudited)...........................    4

          Statements of Cash Flows for the six months ended June 30,
           2000 and 1999 (unaudited)....................................    5

          Notes to Interim Financial Statements (unaudited).............    6

 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    9

 PART II. OTHER INFORMATION

 ITEM 1.  Legal Proceedings.............................................   26

 ITEM 2.  Changes in Securities and Use of Proceeds.....................   26

 ITEM 3.  Defaults Upon Senior Securities...............................   26

 ITEM 4.  Submission of Matters to a Vote of Security Holders...........   26

 ITEM 5.  Other Information.............................................   26

 ITEM 6.  Exhibits and Reports on Form 8-K..............................   26

 ITEM 7.  Signatures....................................................   27

                                MEDIAPLEX, INC.

                                 BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS
                      ------

Cash and cash equivalents.......................... $ 42,529,000  $ 78,052,000
Short-term investments.............................   30,523,000     9,913,000
                                                    ------------  ------------
    Total cash, cash equivalents, and short-term
     investments...................................   73,052,000    87,965,000
Accounts receivable, net...........................   14,749,000     7,629,000
Other current assets...............................      944,000       940,000
                                                    ------------  ------------
    Total current assets...........................   88,745,000    96,534,000
Property and equipment, net........................    7,588,000     4,039,000
Goodwill and intangible assets, net................    1,756,000     2,257,000
Other assets.......................................      606,000       612,000
                                                    ------------  ------------
    Total assets................................... $ 98,695,000  $103,442,000
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
  Accounts payable................................. $  1,592,000  $  2,030,000
  Accrued liabilities..............................   13,353,000     9,222,000
  Deferred revenue.................................      154,000     1,087,000
  Notes payable to stockholders, current portion...      110,000       110,000
                                                    ------------  ------------
    Total current liabilities......................   15,209,000    12,449,000
Notes payable to stockholders......................      181,000       280,000
                                                    ------------  ------------
    Total liabilities..............................   15,390,000    12,729,000

Stockholder's Equity:
  Preferred stock, $0.0001 par value; authorized
   10,000,000 shares...............................          --            --
  Common stock, $0.0001 par value; authorized
   150,000,000 shares; 33,599,337 and 31,690,855
   shares issued and outstanding as of
   June 30, 2000 and December 31, 1999,
   respectively....................................        3,000         3,000
  Additional paid-in capital.......................  144,398,000   134,325,000
  Warrants.........................................    2,040,000     2,472,000
  Deferred stock compensation......................   (2,449,000)   (6,521,000)
  Accumulated other comprehensive loss.............      (52,000)          --
  Accumulated deficit..............................  (60,635,000)  (39,566,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   83,305,000    90,713,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 98,695,000  $103,442,000
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                           ------------------------  -------------------------
                              2000         1999          2000         1999
                           -----------  -----------  ------------  -----------
Revenues.................. $18,604,000  $ 5,689,000  $ 34,830,000  $ 7,322,000
Cost of revenues..........  13,374,000    4,421,000    25,222,000    5,761,000
                           -----------  -----------  ------------  -----------
  Gross profit............   5,230,000    1,268,000     9,608,000    1,561,000

Operating expenses:
  Sales and marketing.....   6,109,000    1,104,000    11,590,000    1,647,000
  Research and
   development............   2,357,000      507,000     4,182,000      815,000
  General and
   administrative.........   3,016,000      626,000     4,996,000    1,082,000
  Stock-based
   compensation...........     364,000    1,338,000    11,843,000    3,291,000
  Amortization of goodwill
   and intangibles........     251,000      251,000       501,000      251,000
                           -----------  -----------  ------------  -----------
    Total operating
     expenses.............  12,097,000    3,826,000    33,112,000    7,086,000
                           -----------  -----------  ------------  -----------
    Loss from operations..  (6,867,000)  (2,558,000)  (23,504,000)  (5,525,000)
Interest income, net......   1,185,000       12,000     2,436,000       14,000
                           -----------  -----------  ------------  -----------
Net loss.................. $(5,682,000) $(2,546,000) $(21,068,000) $(5,511,000)
                           ===========  ===========  ============  ===========
Net loss per share--basic
 and diluted.............. $     (0.17) $     (0.17) $      (0.65) $     (0.46)
                           ===========  ===========  ============  ===========
Weighted average shares
 used to compute net loss
 per share--basic and
 diluted..................  33,063,624   14,976,407    32,427,205   12,070,449
                           ===========  ===========  ============  ===========



   The accompanying notes are an integral part of these financial statements.

                                MEDIAPLEX, INC.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
Cash flows from operating activities:
  Net loss.......................................... $(21,068,000) $(5,511,000)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization.....................    1,553,000      376,000
  Allowance for sales credits and doubtful
   accounts.........................................   (1,013,000)     146,000
  Stock-based compensation expense..................   11,843,000    3,291,000
  Accretion of short-term investments...............     (631,000)         --
  Amortization of debt discount.....................       11,000          --
  Changes in assets and liabilities:
    Accounts receivable.............................   (6,105,000)  (3,098,000)
    Other assets....................................       10,000     (122,000)
    Accounts payable................................     (349,000)     203,000
    Accrued liabilities.............................    5,043,000    2,447,000
    Deferred revenue................................     (933,000)     884,000
    Other liabilities...............................          --        19,000
                                                     ------------  -----------
      Net cash used in operating activities.........  (11,639,000)  (1,365,000)
                                                     ------------  -----------
Cash flows from investing activities:
  Purchase of property and equipment................   (5,611,000)    (840,000)
  Purchase of short-term investments................  (30,007,000)         --
  Sale of short-term investments....................    9,981,000          --
  Unrealized loss on cash equivalents...............       (6,000)         --
                                                     ------------  -----------
      Net cash used in investing activities.........  (25,643,000)    (840,000)
                                                     ------------  -----------
Cash flows from financing activities:
  Net proceeds from issuance of preferred stock.....          --     9,649,000
  Proceeds from exercise of stock options, warrants,
   and employee stock purchase plan.................    1,869,000        9,000
  Payment of notes payable--stockholders............     (110,000)    (225,000)
                                                     ------------  -----------
      Net cash provided by financing activities.....    1,759,000    9,433,000
                                                     ------------  -----------
      Net (decrease) / increase in cash and cash
       equivalents..................................  (35,523,000)   7,228,000
Cash and cash equivalents at beginning of period....   78,052,000      374,000
                                                     ------------  -----------
Cash and cash equivalents at end of period.......... $ 42,529,000  $ 7,602,000
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

 Reincorporation

   In August 1999, the Company reincorporated in Delaware and changing its name to Mediaplex, Inc. In connection with the reincorporation, the Company authorized (i) an increase in the number of authorized shares of common stock to 150,000,000 and (ii) 10,000,000 shares of undesignated preferred stock. All share data and stock option plan information has been restated to reflect the reincorporation.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                           ------------------------  -------------------------
                              2000         1999          2000         1999
                           -----------  -----------  ------------  -----------
Numerator:
  Net loss available to
   common stockholders.... $(5,682,000) $(2,546,000) $(21,068,000) $(5,511,000)
                           -----------  -----------  ------------  -----------
Denominator:
  Weighted average common
   shares.................  33,147,114   14,976,407    32,516,846   12,070,449
  Weighted average
   unvested common shares
   subject to repurchase..     (83,490)         --        (89,641)         --
                           -----------  -----------  ------------  -----------
  Denominator for basic
   and diluted
   calculation............  33,063,624   14,976,407    32,427,205   12,070,449
                           -----------  -----------  ------------  -----------
Net loss per share-basic
 and diluted.............. $     (0.17) $     (0.17) $      (0.65) $     (0.46)
                           ===========  ===========  ============  ===========

                                MEDIAPLEX, INC.

   The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       ------------------- -------------------
                                         2000      1999      2000      1999
                                       --------- --------- --------- ---------
Weighted average effect of Common
 Stock equivalents:
  Stock options....................... 8,178,000 3,757,000 8,558,000 4,008,000
  Warrants............................   483,000   345,000   486,000   347,000
  Unvested Common Stock subject to
   repurchase.........................    83,490       --     89,641       --
  Convertible preferred stock.........       --  1,948,000       --  1,199,000
                                       --------- --------- --------- ---------
                                       8,744,490 6,050,000 9,133,641 5,554,000
                                       ========= ========= ========= =========

 Interim Results and Basis of Presentation

   The unaudited financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of our operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six month periods ended June 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-K, as amended, filed on April 28, 2000.

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

   In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities

                                MEDIAPLEX, INC.

and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company does not anticipate that these SABs will have a material impact on its financial position, results of operations or cash flows.

   In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2001. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe the adoption of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

3. Amended and Restated 1999 Stock Plan

   For the three month period ended June 30, 2000, we granted approximately 1.0 million stock options under the Amended and Restated 1999 Stock Plan at exercise prices of $14.81 to $54.13 per share, based on the fair market value of the underlying common stock at the respective times of grant.

4. Subsequent Events

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for approximately $23 million in stock and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition will be accounted for by the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION AND ANALYSIS

   You should read the following discussion of our financial condition and results of operations together with our financial statements and the notes to such statements included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934, that involve risks and uncertainties, these forward-looking statements are typically denoted in this quarterly report by words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. This quarterly report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section on page 14 and elsewhere in this quarterly report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

   Until December 31, 1999, we expensed all of our research and development costs in the period in which we incur these costs, since the period from achievement of technological feasibility to the general availability of our software to clients has been short, and therefore software development costs qualifying for capitalization have been insignificant. For the six months ended June 30, 2000, we capitalized $60,000 in software development costs.

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

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for approximately $23 million in stock and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition will be accounted for by the purchase method of accounting.

   We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, and $21.1 million for the six month period ended June 30, 2000. At June 30, 2000, our accumulated deficit was $60.6 million, which includes a non-cash charge of $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

   Revenues. Revenues increased to $18.6 million for the three months ended June 30, 2000 from $5.7 million for the three months ended June 30, 1999. Revenues increased to $34.8 million for the six months ended June 30, 2000 from $7.3 million for the six months ended June 30, 1999. The period-to-period increase was primarily due to the growth of our of selling advertising campaign management services to a broad set of advertisers, including advertising agencies.

   Cost of Revenues. Cost of revenues increased to $13.4 million, or 71.9% of revenues, for the three months ended June 30, 2000 from $4.4 million, or 77.7% of revenues, for the three months ended June 30, 1999. Cost of revenues increased to $25.2 million, or 72.4% of revenues, for the six months ended June 30, 2000 from $5.8 million, or 78.7% of revenues, for the six months ended June 30, 1999. The increase in cost of revenues in 2000 was primarily due to the increase in our revenues.

   Gross Profit. Gross profit increased to $5.2 million, or 28.1% of revenues, for the three months ended June 30, 2000 from $1.3 million, or 22.3% of revenues, for the three months ended June 30, 1999. Gross profit increased to $9.6 million, or 27.6% of revenues, for the six months ended June 30, 2000 from $1.6 million, or 21.3% of revenues, for the six months ended June 30, 1999. The increase in the gross profit in 2000 was due to a shift in our mix of services with an increase in our message management services.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses increased to $6.1 million, or 32.8% of revenues, for the three months ended June 30, 2000 from $1.1 million, or 19.4% of revenues, for the three months ended June 30, 1999. Sales and marketing expenses increased to

$11.6 million, or 33.3% of revenues, for the six months ended June 30, 2000 from $1.6 million, or 22.5% of revenues, for the six months ended June 30, 1999. The increase in sales and marketing expenses during 2000 was primarily due to the significant growth of our sales and marketing organization as we focused on selling advertising campaign management services. The number of sales and marketing personnel increased from 41 as of June 30, 1999 to 109 as of June 30, 2000. We expect that sales and marketing expenses will continue to increase.

   Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff and fees for contractor services. Research and development expenses increased to $2.4 million, or 12.7% of revenues, for the three months ended June 30, 2000 from $507,000, or 8.9% of revenues, for the three months ended June 30, 1999. Research and development expenses increased to $4.2 million, or 12.0% of revenues, for the six months ended June 30, 2000 from $815,000, or 11.1% of revenues, for the six months ended June 30, 1999. This increase in research and development expenses was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from 19 as of June 30, 1999 to 39 as of June 30, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and upgrade our technology. Accordingly, we expect that research and development expenses will continue to increase.

   General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $3.0 million, or 16.2% of revenues, for the three months ended June 30, 2000 from $626,000, or 11.0% of revenues, for the three months ended June 30, 1999. General and administrative expenses increased to $5.0 million, or 14.3% of revenues, for the six months ended June 30, 2000 from $1.1 million, or 14.8% of revenues, for the six months ended June 30, 1999. The increase in general and administrative expenses was due primarily to the hiring of general and administrative personnel. We had 17 general and administrative personnel as of June 30, 1999 and 40 persons as of June 30, 2000. In April 2000, we withdrew the registration statement relating to our offering of common stock, since we and our underwriters concluded that current market conditions would not have permitted the sale of our common stock at a price per share that would have made the offering viable. Costs that would have been applied against the gross proceeds of the offering, therefore, were expensed at the time of the withdrawal. We expect that general and administrative expenses will continue to increase.

   Stock-based Compensation. Stock-based compensation expense decreased to $364,000, or 2.0% of revenues, for the three months ended June 30, 2000 compared to $1.3 million, or 23.5% of revenues, for the three months ended June 30, 1999. Stock-based compensation expense increased to $11.8 million, or 34.0% of revenues, for the six months ended June 30, 2000 compared to $3.3 million, or 44.9% of revenues, for the six months ended June 30, 1999. For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants where the purchase or exercise prices are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. Total deferred stock compensation as of June 30, 2000 was $2.4 million. The deferred stock compensation associated with 33,333 options requires remeasurement at the end of each period until the options are fully vested in April 2001 and is directly related to the then current fair value of our common stock. Therefore, as our stock price increases, the stock-based compensation or the amortization of these deferred stock compensation amounts will proportionately increase.

   Amortization of Goodwill and Intangible Assets. Amortization expense was $251,000, or 1.3% of revenues, for the three months ended June 30, 2000 and was also $251,000, or 4.4% of revenues, for the three months ended June 30, 1999. Amortization expense is due to the amortization of goodwill and intangible assets recorded in connection with our acquisition of Netranscend Software, Inc. in March 2000. Amortization expense increased to $501,000 for the six months ended June 30, 2000 from $251,000 for the six months ended

June 30, 1999, since we recorded six months of amortization in 2000 compared to three months in 1999. We expect to recognize $251,000 of amortization expense for this transaction in each quarter through the first quarter of 2002.

   Interest Income, Net. Interest income, net increased to $1.2 million, or 6.4% of revenues, for the three months ended June 30, 2000 compared to $12,000, or 0.2% of revenues, for the three months ended June 30, 1999. Interest income, net increased to $2.4 million, or 7.0% of revenues, for the six months ended June 30, 2000 compared to the $14,000, or 0.2% of revenues, for the six months ended June 30, 1999. This increase primarily represents interest earned on the cash and cash equivalents and short-term investments we generated in 1999 from the initial public offering of our common stock.

   Net Loss. Net loss was $5.7 million for the three months ended June 30, 2000, and $2.5 million for the three months ended June 30, 1999. Net loss was $21.1 million for the six months ended June 30, 2000, and $5.5 million for the six months ended June 30, 1999. The increase in net loss of $3.1 million from the three months ended June 30, 1999 to the three months ended June 30, 2000 was primarily due to the increase in operating expenses of $8.3 million. The increase in net loss of $15.6 million from the six months ended June 30, 1999 to the six months ended June 30, 2000 was primarily due to the increase in operating expenses of $26.0 million, which includes non-cash stock-based compensation and amortization of goodwill expenses of $8.8 million.

Liquidity and Capital Resources

   From our inception in September 1996 through October 1999, we financed our operations primarily through the private placements of preferred stock, which has generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of June 30, 2000, we had $42.5 million in cash and cash equivalents and $30.5 million in short-term investments.

   Net cash used in operating activities for the six months ended June 30, 2000 and 1999 was $11.6 million and $1.4 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of net operating losses before non-cash charges and net increases in accounts receivable, offset by increases in accrued liabilities.

   Net cash used in investing activities for the six months ended June 30, 2000 and 1999 was $25.6 million and $840,000, respectively. Net cash used in investing activities in both periods presented was due to the acquisition of computer equipment and software and the investment of our proceeds from the public offering of our common stock into short-term investments.

   Net cash provided by financing for the six months ended June 30, 2000 and 1999 was $1.8 million and $9.4 million, respectively. In the six months ended June 30, 2000, the cash provided by financing activity primarily consisted of proceeds generated from the exercise of stock options, warrants and the employee stock purchase plan. In the six months ended June 30, 1999, net cash provided by financing activities was primarily due to issuance of shares of our preferred stock.

   In connection with our acquisition of Adware, a payment to McCann-Erickson of $4 million was made in July 2000. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from June 30, 2000. After that time, we may need additional funds to expand or to meet all of our operating needs. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

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

   We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In addition, we have only recently begun deploying our MOJO technology in client advertising campaigns. In the six months ended June 30, 2000, we employed portions of our MOJO technology in 38 clients' campaigns. Consequently, we have only slightly more than one year of relevant operating history upon which you may evaluate our operations and financial prospects. Our limited operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

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

   We have not achieved profitability in any period to date and, given the level of planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of June 30, 2000 was approximately $60.6 million. We incurred losses of $21.1 million in the six months ended June 30, 2000, $21.8 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

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

   Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 1999, ShopNow.com and DATEK Online accounted for approximately 12% and 10% of our annual revenues, respectively. In the first six months of 2000, Luckysurf accounted for approximately 11% of our revenues to date. In addition, one customer accounted for 12% of our outstanding accounts receivable at December 31, 1999. At June 30, one ad agency which we perform services for some of their clients, accounted for 17% of our outstanding accounts receivable. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for our services.

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

   We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our MOJO technology, which we believe is the cornerstone of our business. If our MOJO technology does not perform as anticipated or otherwise does not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have only used portions of it in 38 clients'campaigns as of June 30, 2000. We have only recently introduced message management services using our MOJO technology and these services remain largely untested. To date, we have not generated any material revenue from message management. In addition, we have incurred and will continue to incur significant expense developing our MOJO technology. If our revenues generated from the use of our MOJO technology do not cover these development costs, our financial condition would suffer.

 Our MOJO technology is relatively new and untested; if our MOJO technology does not perform as anticipated, we would need to devote significant resources to address defects, and our reputation would be damaged.

   Our MOJO technology is complex and has had, and may have in the future, errors, defects or performance problems. In particular, we may encounter problems when it is more broadly used or when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used portions of it in 38 clients' campaigns as of June 30, 2000. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

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

   We have grown significantly since our inception and expect to grow quickly in the future. Future expansion could be expensive and strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving market for Internet advertising. Our failure to manage this growth could seriously harm our business. We have increased our number of employees from 77 at June 30, 1999 to 188 at June 30, 2000. In addition, we anticipate that we will expand international operations in the future.

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

   In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame required. Our ad network operations and computer hardware is primarily housed with third-party providers of Internet communication services located in Sunnyvale and San Jose, California, McLean, Virginia and Hamburg, Germany. In addition, the failure of any advertising server system such as ours, including failures that delay the delivery of advertisements to Internet sites, could reduce client satisfaction and severely harm our business, results of operations and financial condition.

   In the past, users have occasionally experienced difficulties due to software incompatibility or system failures unrelated to our systems. In particular, on two occasions our network operations and computer hardware located in San Francisco experienced power failures that affected our ability to deliver our ad serving services for fifteen minutes and one hour, respectively. On another occasion, the same facility had network routing problems that caused a high number of retries to serve ads, which slowed down our ad serving operations. A separate facility suffered a denial of service attack, causing an outage for several hours. Although these disruptions have not had a material effect on our business, any further disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could seriously harm our business, results of operations and financial condition.

 Our technology has not yet been fully tested at higher capacities, and capacity constraints could reduce our advertising revenues.

   The volume of advertising delivered through our servers has increased from 1 million impressions per day in January 1999 to up to a high of 69 million impressions per day as of June 30, 2000, representing approximately 60% of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of advertising delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our advertising revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

 The expected benefits of our recent acquisition of AdWare may not be realized, and we may have difficulties in integrating the personnel, operations and technology of AdWare.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider. We anticipate that as a result of this acquisition, we will be able to offer agencies, advertisers and other partners a more complete online-to-offline media-management solution. However, achieving this may depend in part on the integration of our and AdWare's personnel, operations and technology. The integration of us and AdWare will be a complex, time consuming and expensive process and may disrupt our and AdWare's businesses if not completed in a timely and efficient manner. We have no experience in integrating operations on the scale presented by the acquisition. The integration process will be complicated by the need to integrate different operations, multiple executive offices and different corporate cultures. It is uncertain whether we can successfully integrate AdWare in a timely manner or at all, or that any of the anticipated benefits will be realized. Failure to do so could materially harm our business and operations.

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

   We intend to expand our international sales effects in the future. We expect to initiate operations in selected international markets in the future. As of June 30, 2000, we had not generated any significant revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

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

   As of June 30, 2000, our executive officers and directors beneficially owned or controlled, directly or indirectly, 20,326,516 shares of common stock, which in the aggregate represents approximately 52.2% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

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

                           PART II. OTHER INFORMATION

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Mediaplex held its 2000 Annual Meeting of Stockholders on June 9, 2000. At that meeting, the stockholders approved the following proposals: (i) election of Lawrence D. Lehihan, Jr. and Peter S. Sealey as Class I directors to serve on the Board of Directors, (ii) ratify and approve amendments to our Amended and Restated 1999 Stock Plan (the "Plan") to increase the number of shares reserved for issuance thereunder by 1,000,000 shares and to provide for a higher annual increase, to be added on the first day of the fiscal year commencing in 2001, equal to the lesser of: (a) 2,500,000 shares, (b) 5% of the outstanding shares of our capital stock, or (c) such lesser amount as may be determined by our board of directors, and (iii) selection of PricewaterhouseCoopers LLP as independent auditors of Mediaplex for the fiscal year ending December 31, 2000.

   There were 24,936,710 votes cast for and 11,310 votes withheld in connection with the election of each of Lawrence D. Lehihan, Jr. and Peter S. Sealey as Class I Directors. The remainder of Mediaplex's Board of Directors remains as previously reported. There were 20,156,288 votes cast for, 2,447,898 votes cast against, 322,572 abstentions, and 2,021,262 broker non-votes in connection with the amendments of the Plan. There were 20,156,288 votes cast for, 9,437 votes cast against and 1,745 abstentions in connection with the selection of PricewaterhouseCoopers LLP as independent auditors.

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

Date: July 24, 2000                       MEDIAPLEX, INC.

                                                /s/ Gregory R. Raifman
                                          By: _________________________________
                                                    Gregory R. Raifman
                                               Chairman and Chief Executive
                                                          Officer

                                                     /s/ Paul Ryan
                                          By: _________________________________
                                                         Paul Ryan
                                              Acting Chief Financial Officer