Form 10-Q
period 2000-09-30
MEDIAPLEX INC
filed 2000-11-14
CIK 1091621

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended September 30, 2000

                       Commission File Number: 000-27601

                                   ---------

                                MEDIAPLEX, INC.

            (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                       7379                    94-3295822
   (State of Incorporation)   (Primary Standard Industrial    (I.R.S. Employer
                                  Classification Code)       Identification No.)


177 STEUART STREET, SUITE 200, SAN FRANCISCO, CALIFORNIA 94105, (415) 808-1900
 (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                   Registrant's Principal Executive Offices)

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


                   CLASS                        OUTSTANDING AT NOVEMBER 7, 2000:
  Common stock, par value $0.0001 per Share            35,801,985 Shares


================================================================================

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.       FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                December 31, 1999....................................................................    3
              Condensed Consolidated Statements of Operations for the three and nine months
                ended September 30, 2000 and 1999 (unaudited)........................................    4
              Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999 (unaudited)..............................................    5
              Notes to Interim Consolidated Financial Statements (unaudited).........................    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....    9

           Risk Factors..............................................................................   14

PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................   27

Item 2.    Changes in Securities and Use of Proceeds.................................................   27

Item 3.    Defaults Upon Senior Securities...........................................................   27

Item 4.    Submission of Matters to a Vote of Security Holders.......................................   27

Item 5.    Other Information.........................................................................   27

Item 6.    Exhibits and Reports on Form 8-K..........................................................   28

Item 7.    Signature.................................................................................   29

                                MEDIAPLEX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                     September 30,     December 31,
                                                                                         2000              1999
                                                                                     -------------     ------------
                                                                                      (unaudited)      (unaudited)
                                  ASSETS
                                  ------
Cash and cash equivalents.........................................................   $      50,297     $     78,052
Short-term investments............................................................          15,259            9,913
                                                                                     -------------     ------------
    Total cash, cash equivalents, and short-term investments......................          65,556           87,965
Accounts receivable, net..........................................................          15,348            7,629
Other current assets..............................................................           1,155              940
    Total current assets..........................................................          82,059           96,534
Property and equipment, net.......................................................          12,483            4,039
Goodwill and intangible assets, net...............................................          25,658            2,257
Other assets......................................................................             912              612
                                                                                     -------------     ------------
    Total assets..................................................................   $     121,112     $    103,442
                                                                                     -------------     ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable................................................................   $       5,177     $      2,030
  Accrued liabilities.............................................................          14,161            9,222
  Deferred revenue................................................................             986            1,087
  Capital lease obligation, current portion.......................................             133               --
  Notes payable to stockholders, current portion..................................             110              110
                                                                                     -------------     ------------
    Total current liabilities.....................................................          20,567           12,449
                                                                                     -------------     ------------
Capital lease obligation..........................................................             557               --
Notes payable to stockholders.....................................................             185              280
Other liabilities.................................................................              52               --
                                                                                     -------------     ------------
    Total liabilities.............................................................          21,361           12,729

Stockholder's Equity:
  Preferred stock, $0.0001 par value; authorized 10,000 shares....................              --               --
  Common stock, $0.0001 par value; authorized 150,000 shares;.....................               4                3
   35,089 and 31,691 shares issued and outstanding as of
   September 30, 2000 and December 31, 1999, respectively
  Additional paid-in capital......................................................         167,093          134,325
  Warrants........................................................................           2,040            2,472
  Deferred stock compensation.....................................................          (1,443)          (6,521)
  Accumulated other comprehensive loss............................................             (99)              --
  Accumulated deficit.............................................................         (67,844)         (39,566)
                                                                                     -------------     ------------
    Total stockholders' equity....................................................          99,751           90,713
                                                                                     -------------     ------------
    Total liabilities and stockholders' equity....................................   $     121,112     $    103,442
                                                                                     =============     ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)


                                                             Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                             ------------------    --------------------
                                                               2000       1999        2000        1999
                                                             --------  --------    ---------   --------
Revenues..................................................   $13,483   $  6,618    $ 48,313    $ 13,941
Cost of revenues..........................................     8,917      5,187      34,139      10,949
                                                             --------  --------    --------    --------
 Gross profit.............................................     4,566      1,431      14,174       2,992
Operating expenses:
 Sales and marketing......................................     5,235      1,876      16,825       3,523
 Research and development.................................     2,668      1,388       6,850       2,203
 General and administrative...............................     3,084      1,804       8,080       2,886
 Stock-based compensation.................................      (278)     3,414      11,566       6,705
 Amortization of goodwill and intangibles.................     2,188        251       2,689         502
                                                             --------  --------    --------    --------
    Total operating expenses..............................    12,897      8,733      46,010      15,819
                                                             --------  --------    --------    --------
    Loss from operations..................................    (8,331)    (7,302)    (31,836)    (12,827)
Interest income, net......................................     1,121        173       3,558         187
                                                             --------  --------    --------    --------
Net loss..................................................   $(7,210)  $ (7,129)   $(28,278)   $(12,640)
                                                             --------  --------    --------    --------
Beneficial conversion feature of Series C
 preferred stock..........................................        --     14,360          --      14,360
Net loss attributable to common
 stockholders.............................................   $(7,210)  $(21,489)   $(28,278)   $(27,000)
                                                             --------  --------    --------    --------
Net loss per share -
 basic and diluted........................................   $ (0.21)  $  (1.44)   $  (0.85)   $  (2.07)
                                                             --------  --------    --------    --------
Weighted average shares used to compute
 net loss per share - basic and diluted...................    34,578     14,903      33,149      13,074
                                                             --------  --------    --------    --------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
Cash flows from operating activities:
 Net loss................................................................................  $(28,278)      $(12,640)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...........................................................     4,829            766
 Allowance for sales credits and doubtful accounts.......................................    (1,129)         1,208
 Stock-based compensation expense........................................................    11,566          6,705
 Accretion of short-term investments.....................................................      (820)            --
 Write-off of property and equipment.....................................................       486             --
 Amortization of debt discount...........................................................        17             --
 Changes in assets and liabilities:
   Accounts receivable...................................................................    (5,433)        (5,687)
   Other assets..........................................................................      (523)        (1,177)
   Accounts payable......................................................................      (993)          (920)
   Payables to stockholders..............................................................        --            (50)
   Accrued and other liabilities.........................................................     5,263          4,648
   Deferred revenue......................................................................      (101)         1,079
                                                                                           --------       --------
    Net cash used in operating activities................................................   (15,116)        (6,068)
                                                                                           --------       --------
Cash flows from investing activities:
 Purchase of property and equipment......................................................    (6,523)        (2,003)
 Purchase of short-term investments......................................................   (30,007)            --
 Sale of short-term investments..........................................................    25,381             --
 Acquisition, net of cash acquired.......................................................    (3,357)            --
                                                                                           --------       --------
    Net cash used in investing activities................................................   (14,506)        (2,003)
                                                                                           --------       --------
Cash flows from financing activities:
 Net proceeds from issuance of preferred stock...........................................        --         24,101
 Proceeds from exercise of stock options, warrants, and
 employee stock purchase plan............................................................     2,080            340
 Payments of capital lease obligations...................................................      (103)            --
 Payment of notes payable - stockholders.................................................      (110)          (225)
                                                                                           --------       --------
    Net cash provided by financing activities............................................     1,867         24,216
                                                                                           --------       --------
    Net (decrease) / increase in cash and cash equivalents...............................   (27,755)        16,145
Cash and cash equivalents at beginning of period.........................................    78,052            375
                                                                                           --------       --------
Cash and cash equivalents at end of period...............................................  $ 50,297       $ 16,520
                                                                                           ========       ========
Non-cash financing and investing activities:
 Issuance of common stock for acquisitions...............................................  $ 23,769       $  2,553
                                                                                           ========       ========
 Issuance of note payable for acquisition................................................  $     --       $430,000
                                                                                           ========       ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business Activities and Summary of Significant Accounting Policies

   Nature of Business

     Mediaplex, Inc. ("Mediaplex"), together with its subsidiary, AdWare Systems, Inc. (the "Company") provides technology-based advertising and marketing services and offline media-management solutions for companies and advertising agencies that seek to optimize their marketing campaigns. Our service offerings include planning and execution of online media and marketing campaigns, proprietary third-party ad serving to advertisers, tracking and reporting of an advertiser's return on investment ("ROI"), including evaluation of online transactions, and media management applications. Our technology-based services enable companies to deliver customized online advertising messages in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data.

   Basis of Presentation

     The consolidated financial statements include the accounts of Mediaplex and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     In July 2000, Mediaplex acquired AdWare Systems, Inc., and its wholly owned subsidiary AdWare Systems Canada, Inc. ("AdWare"), a global media management applications service provider, for approximately $23 million in stock and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition has been accounted for by the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Mediaplex recorded approximately $26.0 million of goodwill and intangible assets. The results of AdWare are included with those of Mediaplex subsequent to the acquisition date.

     The following unaudited pro forma results of operations reflect the combined results of Mediaplex and AdWare for the nine months ended September 30, 2000 and 1999 and have been prepared as though the entities had been combined as of January 1, 2000 and 1999, respectively. The unaudited pro forma results do not reflect any nonrecurring charges that resulted directly from the transaction.

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -----------------------
                                                                               2000          1999
                                                                             ---------     ---------
                                                                                    (unaudited)
     Revenues ............................................................   $  53,595     $  20,364
     Net loss ............................................................   $ (28,393)    $ (28,943)
     Net loss per share - basic and diluted ..............................   $   (0.83)    $   (2.03)
     Shares used to compute net loss per share - basic and diluted .......      34,047        14,286

   Reincorporation

     In August 1999, we reincorporated in Delaware and changing our name to Mediaplex, Inc. In connection with the reincorporation, we authorized (i) an increase in the number of authorized shares of common stock to 150,000,000 and
(ii) 10,000,000 shares of undesignated preferred stock. All share data and stock option plan information has been restated to reflect the reincorporation.

   Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options and warrants.

                                MEDIAPLEX, INC.
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                             ----------------------------       -----------------------------
                                                                2000              1999              2000              1999
                                                             ----------       -----------       -----------       -----------
Numerator:
 Net loss attributable to common stockholders ..........     $   (7,210)      $   (21,489)      $   (28,278)      $   (27,000)
                                                             ----------       -----------       -----------       -----------
Denominator:
 Weighted average common shares ........................         34,654            14,903            33,234            13,074
 Weighted average unvested common
 shares subject to repurchase ..........................            (76)               --               (85)               --
                                                             ----------       -----------       -----------       -----------
 Denominator for basic and diluted calculation .........         34,578            14,903            33,149            13,074
                                                             ----------       -----------       -----------       -----------
Net loss per share-
 basic and diluted .....................................     $    (0.21)      $     (1.44)      $     (0.85)      $     (2.07)
                                                             ==========       ===========       ===========       ===========

     The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                       September 30,
                                                             ----------------------------       -----------------------------
                                                                2000              1999              2000              1999
                                                             ----------       -----------       -----------       -----------
Weighted average effect of
 common  stock equivalents:
  Stock options ........................................          6,205             7,538             8,139             6,411
  Warrants .............................................            477               766               485               786
  Unvested common stock
   subject to repurchase ...............................             76               100                85               100
  Convertible preferred stock ..........................             --             8,097                --             3,524
                                                             ----------       -----------       -----------       -----------
                                                                  6,758            16,501             8,709            10,821
                                                             ==========       ===========       ===========       ===========

   Interim Results and Basis of Presentation

     The unaudited consolidated financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of our operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                                MEDIAPLEX, INC.
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-K, as amended, filed on April 28, 2000. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

2.   Recently Issued Accounting Standards

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. We do not anticipate that this interpretation will have a material impact on our financial position, results of operations or cash flows.

     In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. We do not anticipate that these SABs will have a material impact on our financial position, results of operations or cash flows.

     In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging
Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2001. Although we have not fully assessed the implications of SFAS No. 133, we do not believe the adoption of this statement will have a material effect on our financial position, results of operations or cash flows.

3.   Amended and Restated 1999 Stock Plan

     For the three month period ended September 30, 2000, we granted approximately 700,000 stock options under the Amended and Restated 1999 Stock Plan at exercise prices ranging from $4.25 to $20.75 per share, based on the fair market value of the underlying common stock at the respective times of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the notes to such statements included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, these forward-looking statements are typically denoted in this quarterly report by words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. This quarterly report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section on page 14 and elsewhere in this quarterly report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                   OVERVIEW

     We provide technology-based advertising and marketing services for companies and advertising agencies that seek to optimize their Internet marketing campaigns. In the second quarter of 1998, we began generating revenues from our advertising campaign management services. Our campaign management services include online media planning and buying, and tracking, analyzing and reporting the results of the media campaign. In the second quarter of 1999, we began utilizing our mobile Java objects, or MOJO, architecture to enhance our service offerings and expand our business. We plan to broaden our revenue sources by leveraging the capabilities of our MOJO architecture to offer message management services, which enable advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real time. To date, we have not generated significant revenues from message management services. With our recent acquisition of AdWare Systems, Inc., we also offer a suite of capabilities ranging from agency accounting to digital asset management.

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

     We also generate revenue from application management services and professional services. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed. Our application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to upgrades and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

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

     Cost of revenues consists primarily of the cost of procuring advertising space on third-party Internet sites, the costs and expenses associated with maintaining the systems for our application management services, and, to a lesser extent, of the telecommunications and other costs related to maintaining our ad servers at third-party locations. These costs are recorded in the period that the advertising impressions are delivered and the related revenues are recorded. Currently, we purchase advertising space on Internet sites for a particular media campaign. In the future, we may enter into purchase commitments to obtain advertising space in bulk without a particular media campaign identified in order to obtain more favorable pricing.

     Until December 31, 1999, we expensed all of our research and development costs in the period in which we incur these costs, since the period from achievement of technological feasibility to the general availability of our software to clients has been short, and therefore software development costs qualifying for capitalization have been insignificant. For the nine months ended September 30, 2000, we capitalized $140,000 in software development costs.

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

     In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for 1,211,921 shares of common stock with an estimated fair value of $23 million and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition has been accounted for by the purchase method of accounting. We recorded $26.1 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

     We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, and $28.3 million for the nine month period ended September 30, 2000. At September 30, 2000, our accumulated deficit was $67.8 million, which includes a non-cash charge of $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

     Revenues. Revenues increased to $13.5 million for the three months ended September 30, 2000 from $6.6 million for the three months ended September 30, 1999. Revenues increased to $48.3 million for the nine months ended September 30, 2000 from $13.9 million for the nine months ended September 30, 1999. The period-to-period increase was primarily due to the growth of our of selling advertising campaign management services to a broad set of advertisers, including advertising agencies, as well as the revenue generated by our wholly-owned subsidiary.

     Cost of Revenues. Cost of revenues increased to $8.9 million, or 66.1% of revenues, for the three months ended September 30, 2000 from $5.2 million, or 78.4% of revenues, for the three months ended September 30, 1999. Cost of revenues increased to $34.1 million, or 70.7% of revenues, for the nine months ended September 30, 2000 from $10.9 million, or 78.5% of revenues, for the nine months ended September 30, 1999. The increase in cost of revenues in 2000 was primarily due to the increase in our revenues.

     Gross Profit. Gross profit increased to $4.6 million, or 33.9% of revenues, for the three months ended September 30, 2000 from $1.4 million, or 21.6% of revenues, for the three months ended September 30, 1999. Gross profit increased to $14.2 million, or 29.3% of revenues, for the nine months ended September 30, 2000 from $3.0 million, or 21.5% of revenues, for the nine months ended September 30, 1999. The increase in the gross profit in 2000 was due to a shift in our mix of services with an increase in our message management services, as well as the greater margins realized from our wholly-owned subsidiary.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses increased to $5.2 million, or 38.8% of revenues, for the three months ended September 30, 2000 from $1.9 million, or 28.3% of revenues, for the three months ended September 30, 1999. Sales and marketing expenses increased to $16.8 million, or 34.8% of revenues, for the nine months ended September 30, 2000 from $3.5 million, or 25.3% of revenues, for the nine months ended September 30, 1999. The increase in sales and marketing expenses during 2000 was primarily due to the significant growth of our sales and marketing organization as we focused on selling advertising campaign management services. The number of sales and marketing personnel increased from 53 as of September 30, 1999 to 129 as of September 30, 2000. We expect that sales and marketing expenses will continue to increase.

     Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff and fees for contractor services. Research and development expenses increased to $2.6 million, or 19.8% of revenues, for the three months ended September 30, 2000 from $1.4 million, or 21.0% of revenues, for the three months ended September 30, 1999. Research and development expenses increased to $6.8 million, or 14.2% of revenues, for the nine months ended September 30, 2000 from $2.2 million, or 15.8% of revenues, for the nine months ended September 30, 1999. This increase in research and development expenses was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from 36 as of September 30, 1999 to 111 as of September 30, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and upgrade our technology. Accordingly, we expect that research and development expenses will continue to increase.

     General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $3.1 million, or 22.9% of revenues, for the three months ended September 30, 2000 from $1.8 million, or 27.3% of revenues, for the three months ended September 30, 1999. General and administrative expenses increased to $8.1 million, or 16.7% of revenues, for the nine months ended September 30, 2000 from $2.9 million, or 20.7% of revenues, for the nine months ended September 30, 1999. The increase in general and administrative expenses was due primarily to the hiring of general and administrative personnel. We had 20 general and administrative personnel as of September 30, 1999 and 57 persons as of September 30, 2000. We expect that general and administrative expenses will continue to increase, but to continue to decrease as a percentage of revenue.

     Stock-based Compensation. For the three months ended September 30, 2000 we recaptured $278,000, or 2.1% of revenues, of stock-based compensation. This was primarily due to the recapturing of previously expensed stock-based compensation on options that were cancelled unvested due to voluntary employee terminations during the quarter. Stock-based compensation expense was $3.4 million, or 51.6% of revenues, for the three months ended September 30, 1999. Stock-based compensation expense increased to $11.6 million, or 23.9% of revenues, for the nine months ended September 30, 2000 compared to $6.7 million, or 48.1% of revenues, for the nine months ended September 30, 1999. For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants where the purchase or exercise prices are less than the fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. Total deferred stock compensation as of September 30, 2000 was $1.4 million. The deferred stock compensation associated with 33,333 options requires remeasurement at the end of each period until the options are fully vested in April 2001 and is directly related to the then current fair value of our common stock. Therefore, as our stock price increases, the stock-based compensation or the amortization of these deferred stock compensation amounts will proportionately increase.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $2.2 million, or 16.2% of revenues, for the three months ended September 30, 2000 compared to $251,000, or 4.0% of revenues, for the three months ended September 30, 1999. Amortization expense is due to the amortization of goodwill and intangible assets recorded in connection with our acquisitions of Netranscend Software, Inc. in March 1999 and AdWare Systems, Inc. in July 2000. Amortization expense increased to $2.7 million, or 5.6% of revenues, for the nine months ended September 30, 2000 from $502,000, or 3.6% of revenues, for the nine months ended September 30, 1999.

     Interest Income, Net. Interest income, net increased to $1.1 million, or 8.3% of revenues, for the three months ended September 30, 2000 compared to $173,000, or 2.6% of revenues, for the three months ended September 30,1999. Interest income, net increased to $3.6 million, or 7.4% of revenues, for the nine months ended September 30, 2000 compared to the $187,000, or 1.3% of revenues, for the nine months ended September 30, 1999. This increase primarily represents interest earned on the cash and cash equivalents and short-term investments we generated in 1999 from the initial public offering of our common stock.

     Net Loss. Net loss was $7.2 million for the three months ended September 30, 2000, and $7.1 million for the three months ended September 30, 1999. Net loss was $28.3 million for the nine months ended September 30, 2000, and $12.6 million for the nine months ended September 30, 1999. Our net loss for the three months ended September 30, 2000 did not increase substantially compared to our net loss for the three months ended September 30, 1999, primarily due to the increase in gross profit, the increase in net interest income, and the recapturing of the stock-based compensation. The increase in net loss of $15.6 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to the increase in operating expenses of $30.2 million, which includes an increase in non-cash stock-based compensation and amortization of goodwill expenses of $7.0 million.

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

Liquidity and Capital Resources

     From our inception in September 1996 through October 1999, we financed our operations primarily through the private placements of preferred stock, which has generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of September 30, 2000, we had $50.3 million in cash and cash equivalents and $15.3 million in short-term investments.

     Net cash used in operating activities for the nine months ended September 30, 2000 and 1999 was $15.1 million and $6.1 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges and net increases in accounts receivable, offset by increases in accrued liabilities.

     Net cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $14.5 million and $2.0 million, respectively. Net cash used in investing activities in both periods presented was due to the acquisition of computer equipment and software and the investment of our proceeds from the public offering of our common stock into short-term investments.

     Net cash provided by financing for the nine months ended September 30, 2000 and 1999 was $1.9 million and $24.2 million, respectively. In the nine months ended September 30, 2000, the cash provided by financing activity primarily consisted of proceeds generated from the exercise of stock options, warrants and the employee stock purchase plan. In the nine months ended September 30, 1999, net cash provided by financing activities was primarily due to issuance of shares of our preferred stock.

     In connection with our acquisition of Adware, a payment to McCann-Erickson of $4 million was made in July 2000. Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures for at least twelve months from September 30, 2000. After that time, we may need additional funds to expand or to meet all of our operating needs. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

New Accounting Pronouncements

     Mediaplex continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the unaudited interim condensed consolidated financial statements in this quarterly report on Form 10-Q.

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

     We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In mid-1999, we began deploying our MOJO technology in client advertising campaigns. In the nine months ended September 30, 2000, we employed portions of our MOJO technology in 41 clients' campaigns. Consequently, we have only slightly more than one year of relevant operating history upon which you may evaluate our operations and financial prospects. Our limited operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

     . purchase appropriate media space at reasonable costs;

     . attract new advertisers and maintain current client relationships;

     . achieve effective ad campaign results for our clients;

     . develop new relationships and maintain existing relationships with advertising agencies, our marketing alliance partners and other third parties;

     . continue to develop and upgrade our MOJO platform and other technology to keep pace with the growth of the Internet advertising industry and changes in technology; and

     . continue to expand the type of services we offer.


   We have a history of losses, expect future losses and may never become profitable.

     We have not achieved profitability in any period to date and, given the level of planned operating and capital expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of September 30, 2000 was approximately $67.8 million. We incurred losses of $28.3 million in the nine months ended September 30, 2000, $21.8 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

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

     . amount of advertising spending by current advertisers and advertising agencies;

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

     Further, we are subject to employer payroll taxes when an employee exercises non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. During a particular period, these payroll taxes could be material. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

 Our revenues depend upon a few key clients, and if we lose a major client, our revenues may be significantly reduced.

     Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 1999, ShopNow.com and DATEK Online accounted for approximately 12% and 10% of our annual revenues, respectively. In the first nine months of 2000, no individual client accounted for more than 10% of our revenues to date. In addition, one customer accounted for 12% of our outstanding accounts receivable at December 31, 1999. At September 30, one ad agency through which we perform services for advertisers, accounted for 15% of our outstanding accounts receivable. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. This risk of non-payment may be even greater in cases where no formal contract is in place, such as with certain AdWare clients. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for our services.

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

     AdWare has two primary business partnerships that have an impact on our ability to deliver needed functionality to our customers. The first is with Strata, the company whose radio pre-buy product is integrated with AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second is with IBM; loss of this partnership might damage our reputation and negatively impact our ability to drive revenues in the digital asset management arena.

   We are substantially dependent upon our technologies, including both our MOJO and AdWare technologies, for our future revenues, and if our technologies do not generate revenues, our business may fail.

     We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our technologies, which we believe to be the cornerstone of our business. If our technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have only used portions of it in 41 clients' campaigns as of September 30, 2000. We have only recently introduced message management services using our MOJO technology and these services remain largely untested. To date, we have not generated any material revenue from message management. In addition, we have incurred and will continue to incur significant expense developing our technologies. If our revenues generated from the use of our technologies do not cover these development costs, our financial condition would suffer.

   Our MOJO technology is relatively new and untested; if our MOJO technology does not perform as anticipated, we would need to devote significant resources to address defects, and our reputation could be damaged.

     Our MOJO technology is complex and has had, and may have in the future, errors, defects or performance problems. In particular, we may encounter problems when it is more broadly used or when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used portions of it in 41 clients' campaigns as of September 30, 2000. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

   If our technologies suffer from design defects, we may need to expend significant resources to address resulting product liability claims.

     Our business will be harmed if our technologies suffer from design defects and, as a result, we become subject to significant product liability claims. Technology as complex as ours may contain design defects which are not detectable even after extensive internal testing. Such defects may become apparent only after widespread commercial use. Our contracts with our clients currently do not contain provisions to limit our exposure to liabilities resulting from product liability claims. Although we have not experienced any product liability claims to date, we cannot assure you that we will not do so in the future. A product liability claim brought against us which is not adequately covered by our insurance could materially harm our business.

   If we fail to effectively manage our growth, our management and resources could be strained and our ability to capture new business could suffer.

     We have grown significantly since our inception and expect to grow quickly in the future. Future expansion could be expensive and strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving advertising market. Our failure to manage this growth could seriously harm our business. We have increased our number of employees from 109 at September 30, 1999 to 297 at September 30, 2000. In addition, we anticipate that we will expand international operations in the future.

   The loss of our key personnel, including our chief executive officer and president, or any inability to attract and retain additional personnel, could affect our ability to grow our business.

     Our future success depends to a significant extent on the continued service of our key senior management, technical and professional service and support personnel. The loss of the services of any member of our management team, in particular our chief executive officer and president , would harm our business. We have employment agreements with only some of our key senior management, namely, Gregory R. Raifman, Jon L. Edwards, Don Fitzpatrick, Minna Vallentine, Michael Waltermyer, and William Hewitt, however, any of these individuals could terminate their employment with us anytime. All of our other employees are at-will. Because of the substantial competition for qualified personnel , we could suffer substantial attrition and could lose key members of our management. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us. In addition, because many of our executives have only recently joined us, our management team has only worked together for a short time and may not work effectively together.

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

     If the sales and implementation cycle of our services is delayed, our revenues will likewise be delayed. Our sales and implementation cycle is lengthy, causing us to recognize revenues long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our campaign and message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be longer than the sales cycle for our other current campaign management services because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of the agreement.

   Sustained or repeated system failures could significantly disrupt our operations, cause client dissatisfaction and reduce our revenues.

     The continuing and uninterrupted performance of our computer systems is critical to our success. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, telecommunications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events, including earthquakes. Although we maintain system backup and auxiliary systems to mitigate the damage from the occurrence of any of these events, we may not have taken adequate steps to guard against every difficulty that could occur. In the event of a sustained data center outage, our ability to recover is predicated on the execution of disaster recovery agreements with third parties. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver advertisements quickly and accurately to the targeted audiences. Sustained or repeated system failures would reduce significantly the attractiveness of our solutions to advertisers.

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

     The volume of advertising delivered through our servers has increased from 1 million impressions per day in January 1999 to up to a high of 85 million impressions per day as of September 30, 2000, representing approximately 55% of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of advertising delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our advertising revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

  The expected benefits of our recent acquisition of AdWare may not be realized, and we may have difficulties in integrating the personnel, operations and technology of AdWare.

     In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider. We anticipate that as a result of this acquisition, we will be able to offer agencies, advertisers and other partners a more complete online-to-offline media-management solution. However, achieving this may depend in part on the integration of our and AdWare's personnel, operations and technology. The integration of Mediaplex and AdWare will be a complex, time consuming and expensive process and may disrupt both businesses if not completed in a timely and efficient manner. We have no experience in integrating operations on the scale presented by the acquisition. The integration process will be complicated by the need to integrate different operations, multiple executive offices and different corporate cultures. It is uncertain whether we can successfully integrate AdWare in a timely manner or at all, or that any of the anticipated benefits will be realized. Failure to do so could materially harm our business and operations.

   If we are unable to maintain key business partnerships, future revenue will be adversely affected.

     AdWare has two primary business partnerships that have an impact on our ability to deliver needed functionality to our customers. The first is with Strata Marketing, Inc., the company whose radio pre-buy product is integrated with AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second is with IBM; loss of this partnership might damage our reputation and negatively impact our ability to drive revenues in the digital asset management arena.

  Should we choose to substantially increase our presence in the digital asset management arena, we will need to gain 100% ownership of the AdVISUAL intellectual property partially owned by our development partner, ImageSoft.

     Currently, AdWare shares ownership of the AdVISUAL code with ImageSoft. AdWare and ImageSoft hold joint copyrights in AdVisual, AdVisual Capture, and AdVisual 2.0. Should ImageSoft choose not to focus on and invest in AdVISUAL in the future, the current customer base will be negatively impacted and our reputation may be damaged. Gaining full control of AdVISUAL would require purchasing ImageSoft's share of the intellectual property.

   Loss of our office space in New York and Louisville may negatively impact AdWare's productivity.

     The leases for both New York and Louisville AdWare facilities remain in the name of AdWare's previous owner, McCann Ericson Worldwide. Negotiations are currently underway to determine whether AdWare will be permitted to remain in those facilities. Because the training centers at both facilities are used for much of the new customer training, a loss of these centers would negatively impact AdWare's ability to deliver the necessary training. Leasing of new training center locations would be at a higher rental rate than currently incurred.

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

     Our future success will depend on our ability to adapt to rapidly changing technologies, to enhance existing technologies and to partner or develop and introduce a variety of new technology-based services to address our clients' changing demands. For example, AdWare must quickly rearchitect certain of its products into web-enabled products in order to stay ahead of our competition. Additionally, advertisers may require the ability to deliver advertisements utilizing new rich media formats and more precise consumer targeting techniques. Further, increased availability of broadband Internet access is expected to enable the development of new services that take advantage of this expansion in delivery capability. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our technology-based services. In addition, any new technologies or enhancements that we develop must meet the requirements of our current and prospective clients and must achieve significant market acceptance. Material delays in introducing new technology-based services and enhancements may cause clients to forego purchases of our services and purchase those of our competitors.

     A key component of our strategy is to enhance the return on investment and other performance measurements for our advertiser and advertising agency clients. We have limited experience in implementing and following such a strategy and this strategy may not succeed.

   We intend to expand our international sales efforts but do not have substantial experience in international markets.

     We intend to expand our international sales effects in the future. We expect to initiate operations in selected international markets in the future. As of September 30, 2000, we had not generated any significant revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

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

     As of September 30, 2000, our executive officers and directors beneficially owned or controlled, directly or indirectly, 16,914,649 shares of common stock, which in the aggregate represents approximately 43.2% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

  We have adopted anti-takeover provisions in our charter documents that could delay or prevent an acquisition of our company.

     Our certificate of incorporation and bylaws contain provisions, such as undesignated preferred stock, a staggered board and the restriction on the persons that can call special board or stockholder meetings, which could make it more difficult for a third-party to acquire us without the consent of our board of directors. While we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions may apply even if the offer may be considered beneficial by some stockholders.

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

     On July 21, 2000, we completed the acquisition of AdWare Systems, Inc. and issued 1,211,921 shares of our common stock (valued at approximately $23 million) and $4 million cash to McCann-Erickson USA, Inc., the sole shareholder of AdWare. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transactions were conducted.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM  4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our 2000 Annual Meeting of Stockholders on June 9, 2000. At that meeting, the stockholders approved the following proposals: (i) election of Lawrence D. Lehihan, Jr. and Peter S. Sealey as Class I directors to serve on the Board of Directors, (ii) ratify and approve amendments to our Amended and Restated 1999 Stock Plan (the "Plan") to increase the number of shares reserved for issuance thereunder by 1,000,000 shares and to provide for a higher annual increase, to be added on the first day of the fiscal year commencing in 2001, equal to the lesser of: (a) 2,500,000 shares, (b) 5% of the outstanding shares of our capital stock, or (c) such lesser amount as may be determined by our board of directors, and (iii) selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2000.

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

     On September 15, 2000, Mediaplex issued a press release including the announcement that Walter Haefeker had resigned from the position of Chief Scientist. On October 16, 2000, Mediaplex issued a press release announcing that Ruiqing ("Barclay") Jiang had resigned from the position of Chief Technology Officer to join an industry organization.

      Engineering is now being provided by our established team headed by Mark Joseph, our former Senior Vice President of Engineering who has been promoted to Chief Technology Officer. George Rekouts, formerly Director of Engineering for Advanced Products, has been promoted to the position of Vice President of Engineering and Product Development. Alan Heckman, formerly Director of Database Systems, has been named Vice President of Research & Development.

     In August, Paul Ryan changed roles from Acting Chief Financial Officer to Vice President, E-Mail Initiative. The Board of Directors has charged its Executive Committee with the search for a Chief Financial Officer. Until the position is filled, our Controller and Vice President of Finance, Sameer Prabhavalker, is handling the CFO duties.

     Attached as Exhibit 99.1 and 99.2 to this report are press releases issued on September 15, 2000 and October 16, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Number         Description
------         -----------

  27.1         Financial Data Schedule.
  99.1         Press Release Dated September 15, 2000
  99.2         Press Release Dated October 16, 2000

     (b) Reports on Form 8-K

     We filed a Report on Form 8-K, Item 2, on August 2, 2000, announcing a Share Acquisition Agreement, dated as of June 30, 2000, with The Interpublic Group of Companies, Inc., a Delaware corporation ("IPG"), McCann-Erickson USA, Inc., a Delaware corporation and wholly-owned subsidiary of IPG ("McCann") and AdWare Systems, Inc., a Kentucky corporation and wholly-owned subsidiary of McCann ("AdWare"), pursuant to which, on July 21, 2000, Mediaplex acquired all of the outstanding capital stock of AdWare. As a result of the Acquisition, AdWare became a wholly-owned subsidiary of Mediaplex. On July 21, 2000 we filed an amendment to this Form 8-K to amend Item 7(a) and Item 7(b) and to include certain pro forma financial statements.

ITEM 7. SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000           MEDIAPLEX, INC.

                                   By:    /s/ GREGORY R. RAIFMAN
                                       -----------------------------
                                              Gregory R. Raifman
                                      Chairman and Chief Executive Officer