Form 10-K
period 2000-12-31
MEDIAPLEX INC
filed 2001-03-30
CIK 1091621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the Year Ended December 31, 2000

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

                        COMMON STOCK, $0.0001 PAR VALUE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2001 was $18,404,509 (based on the last reported sale price on the Nasdaq Stock Market's National Market on that date). For purpose of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded as such persons may be deemed to be affiliates. This determination is not necessarily conclusive. The number of shares outstanding of the Registrant's Common Stock as of March 23, 2001 was 35,961,330.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed on or about April 30, 2001, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                MEDIAPLEX, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
                                     PART I
Item 1.     Business...............................................................................   3
Item 2.     Properties.............................................................................   6
Item 3.     Legal Proceedings......................................................................   7
Item 4.     Submissions of Matters to a Vote of Security Holders...................................   7

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..................   8
Item 6.     Selected Financial Data................................................................  10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..  12
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks............................  32
Item 8.     Financial Statements and Supplementary Data............................................  33
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  57

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.....................................  57
Item 11.    Executive Compensation.................................................................  57
Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................  57
Item 13.    Certain Relationships and Related Transactions.........................................  57

                                    PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports on Form 8-K.......................  58
Signatures  .......................................................................................  60

                                     PART 1

   THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED) BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT MEDIAPLEX AND OUR INDUSTRY. WE USE WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT ALSO CONTAINS FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD-PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF ONLINE SPENDING, ONLINE USE AND ONLINE ADVERTISING SPENDING. PROSPECTIVE INVESTORS SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. MEDIAPLEX'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION ON PAGE 19 AND ELSEWHERE IN THIS ANNUAL REPORT. MEDIAPLEX UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

   We provide technology solutions for both online and traditional, or offline, marketers. Mediaplex, Inc., along with our wholly owned subsidiary, AdWare Systems, Inc., acquired in July, 2000, addresses the advertising technology needs of marketing and advertising agencies and large corporate marketing departments, or direct clients. Our core products, media planning systems, campaign management systems, and cost management systems are driven by our patent pending technologies.

   In 2000, we expanded our proprietary technology, MOJO, from online adserving and reporting system for digital messaging, or online advertising, and electronic mail, or email, to include technology systems for traditional advertising. The addition of AdWare's products into those of Mediaplex's technology is a key differentiator for us, as it drives our vision of a complete technology solution for marketers. We now have the potential to meet both the online and offline marketing needs for advertising agencies and direct clients.

The Products and Services

 Media Planning Systems

   AdWare(R) PRINT

   AdWare(R) PRINT provides the technology required to estimate the placement cost of the advertisement, track the contract information, purchase the advertisement placement, invoice the client and pay for print advertisements. This includes print advertisements in publications and outdoor billboards.

   AdWare(R) NETWORK

   AdWare(R) NETWORK provides the technology required to track and analyze the flight schedule of network radio and television commercials, invoice clients and pay for the commercial schedule. This includes national cable and broadcast syndication buys.

   AdWare(R) SPOT

   AdWare(R) SPOT provides the technology required to track and analyze the radio and television commercial spot buys, invoice clients and pay for spot placement. This includes commercials on syndicated programming, local cable, local broadcast and one-time-only spots.

 Campaign Management Systems

   AdWare(R) PRODUCTION 6

   AdWare(R) PRODUCTION 6 provides for the estimating of any advertising production costs, budgeting such costs and monitoring of the components of traditional advertisements. The modules in the product include WORKFLOW (tracking labor), ESTIMATING (proposed production cost), BUDGETING (actual production cost), ADCLOCK(R) (time management system), PURCHASING (purchase order reconciliation), JOB COSTING (budget vs. actual), BILLING (invoicing) and CLIENT PROFITABILITY (tracks profitability).

   MOJO(R) Adserver

   MOJO(R) Adserver allows users to configure digital messaging campaigns, serve digital messages according to time and site placements, or commonly known in the industry as trafficking, and report results from such campaigns. The product's web-based interfaces, MOJO(R) Works ( trafficking configuration) and MOJO(R) Reports (tracking results), provide a single point of access for digital messaging campaigns across all digital platforms, including online and wireless devices.

   MOJO(R) Mail

   MOJO(R) Mail is a Customer Relationship Management (CRM) technology product that allows users to configure, traffic and report results for permission-based email campaigns. The recipient has the option of receiving an email, or "opt-in," or not receiving the email, or "opt-out." Our opt-in email product, MOJO(R) Mail has the potential to configure real-time emails with dynamic content that is updated upon viewing the email. The product's web-based interfaces, MOJO(R) Works (delivery configuration) and MOJO(R) Reports (tracking results), provide a single point of access for email messaging campaigns across all platforms, including online and wireless devices.

   AdVISUAL(R)

   AdVISUAL(R) is a content management system for the storage of traditional advertising, such as print, radio commercials and television commercials. This includes the storage of the complete advertisement along with the associated business documents such as graphics, talent, production companies, budgeting, and related production contracts.

 Cost Management Systems

   AdWare(R) FINANCIAL 6

   AdWare(R) FINANCIAL 6 provides for the managing of accounts receivable, accounts payable, general ledger, budgeting and cost accounting functions. This product is integrated with AdWare(R) PRINT, AdWare(R) NETWORK, AdWare(R) SPOT and AdWare(R) PRODUCTION 6 providing an integrated technology system for traditional advertisers.

 Services

   Our services provide the support and resources that meet the varying needs of our clients. Services include campaign management of online media services, trafficking services, technology consulting, customer support, training, and a help desk.

The Technology

   Our proprietary technology enables companies to integrate their internal business information, such as inventory and client data, into their digital messaging campaigns. The technology allows for the adserving and reporting of digital messaging campaigns across all digital platforms, online and wireless, into one integrated, seamless system. Also, our technology utilizes business rules to provide dynamic, real-time content changes to all digital messages.

   We also have a proprietary technology that seamlessly integrates all of our traditional advertising products. A campaign's budget, production and schedule information need only be input once. This technology allows the user to see their advertising and marketing campaigns from inception to completion in one report.

   adXML was developed by us in 1999, as part of the infrastructure to automate the online advertising market. adXML is a computer language that was designed to streamline the buying, placement and procurement of inventory information by using an industry specific version of XML, or extensible mark-up language. We sponsored and transferred adXML to adXML.org, an nonprofit organization, which was created to mobilize industry support and encourage implementation of the open standard.

Competitive Environment

   The competitive environment in 2000 was vigorous. We expect the competitive environment to continue as the economic climate resolves itself and competitors consolidate.

   We may be distinguished from our online and offline competitors through our technology solutions:

  . Our technology allows creative content to be changed in real-time, or virtually instantaneously, without human intervention;

  . Clients have the ability to define and use an unlimited number of business rules that provide for the adjustment of a campaign to accomplish a company's business goals and objectives;

  . Our eBusiness Messaging enables an advertiser to update digital messages and emails, with real-time business data from the client's customer database and inventory system;

  . Our ability to establish a datafeed with our clients, provides them with the information from our reports for further analysis and integration into their system;

  . Our retargeting technology enables our clients to virtually instantaneously adjust their digital message based on a prospective customer's reaction to their promotion. Our retargeting technology is not session-based, limited to a network or grouped together with other non-related changes, or "batched";

  . Our reporting technology has the ability to generate return on investment
    ("ROI") data in near real-time, within two hours. We also have the capacity to customize a campaign's reports based on creative, schedule performance and conversion lag-time, or the time from the initial view of an advertisement to a viewer's action. Our pacing reports compare planned campaign run impressions against the impressions actually delivered;

  . Our technology is web-enabled, providing users with a worldwide, continuous and secured access to their traditional advertising campaign information;

  . Offline campaign information need only be input into the system once. Our technology integrates the information, including campaign budget, production, and schedule information, across all of our traditional advertising product. This makes reports such as financial analysis and client profitability easy to generate and accurate;

  . With our technology, marketers are able to view their offline campaigns from inception through to completion with a click-of-the-mouse; and,

  . Our content management technology allows for the complete viewing of print, audio and video advertisements including budgeting, production, expense, and talent information.

   Our competitors for adserving products include Avenue A, L90, DoubleClick, Engage Technologies including AdForce and AdKnowledge, and 24/7 Media. Our competitors for email products include Net Incentives, DoubleClick, 24/7 Media, Message Media, Click Action, Radical Mail, and Digital Impact. Our competitors in offline advertising technology include Donovan Data Systems and Encoda Systems, previously known as Columbine CJDS, which acquired DSI Datatrack Systems, Inc., and Professional Software Systems (PSS).

Privacy

   Our technology was designed in anticipation of privacy concerns. For this reason, we do not maintain, share or sell any personally identifiable data or anonymous user profile information. We use non-personally identifiable information provided by the websites, pursuant to their privacy policies, about their viewers' general demographics and interests in order to target appropriate advertising to the sites.

   In addition, if our clients have databases of their customers, we can use this data on behalf of those clients, again pursuant to their privacy policies. The premise is that both the site providing the ad space and the advertiser (1) have a relationship with the customer, or opt-in, (2) have an opportunity to share their privacy policy with their customers, and (3) provide an opportunity to opt-out. As a third-party adserver, we do not always have a relationship with the user, and therefore it would be inappropriate to build user profile information when such a relationship does not exist.

   We do not know or maintain the names, telephone numbers, home addresses or email addresses of Internet users to whom we deliver advertisements or email on behalf of our clients. We collect data for reports on clients' campaign performance to enable analysis and optimization of digital messaging campaigns. For general reporting purposes on our overall adserving performance and capacity, we may report the total number of message delivered, or impressions, on behalf of all clients for a specific time period, with no reference to individual clients or campaigns.

   Our clients retain the sole and exclusive right to use any data, which they have obtained through explicit permission from an Internet user, for example, if a customer provides an email address to receive information and updates. We rely on our clients' consumer privacy policies, as well as the privacy practices of the publisher sites included in each campaign.

   In order to measure and report information to advertisers, such as the number of people who see their ads or emails and the number of times people see the advertisement, we set a "cookie", which is a small file that is stored in a web user's hard drive. Cookies cannot read information from the user's hard drive, rather they allow sites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same ads repeatedly. Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used to allow personalization features such as stock portfolio tracking and targeted news stories.

Employees

   As of December 31, 2000, we had 236 full-time employees. Of these employees, 98 were engaged in research and development, 95 were engaged in sales and marketing and 43 were engaged in finance and administration. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   We currently lease approximately 33,200 square feet of office space for our headquarters in two buildings, located in San Francisco, California. We lease approximately 36,900 square feet of office space for our enterprise solutions organization in Louisville, Kentucky. We also lease approximately 13,200 square feet of a facility in San Jose, California that houses our research and development organization and approximately 7,700 square feet in New York City for a sales office. In addition, we use third-party co-location facilities that house our web servers in San Jose and Santa Clara, California, McLean, Virginia and Hamburg, Germany.

ITEM 3. LEGAL PROCEEDINGS

   From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of the security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

   Our common stock has been quoted on the Nasdaq Stock Market's National Market under the symbol MPLX since our initial public offering on November 19, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Stock Market's National Market:

                                                                  High    Low
                                                                 ------- ------
   Fourth Quarter 1999 (from November 19, 1999)................. $ 78.13 $20.75
   First Quarter 2000........................................... $104.12 $38.62
   Second Quarter 2000.......................................... $ 57.50 $12.00
   Third Quarter 2000........................................... $ 22.25 $ 6.12
   Fourth Quarter 2000.......................................... $ 15.00 $ 0.75

   On December 29, 2000, the last reported sale price of our common stock on the Nasdaq Stock Market's National Market was $0.81. On March 23, 2001 the last reported sale price of our common stock on the Nasdaq Stock Market's National Market was $0.66.

                                    HOLDERS

   As of March 23, 2000, there were approximately 361 holders of record of our common stock and a substantially greater number of beneficial owners, whose stock is in nominee or "street name" accounts through brokers.

                                DIVIDEND POLICY

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future.

                        SALE OF UNREGISTERED SECURITIES

   During 2000, we issued unregistered securities in the following transactions:

     (1) During 2000, we issued to certain of our employees, officers, directors and consultants options to purchase an aggregate of 4,399,416 shares of our common stock, at exercise prices ranging from $0.50 per share to $102.00 per share, pursuant to our Amended and Restated 1999 Stock Plan.

     (2) During 2000, we issued an aggregate of 2,554,348 shares of common stock to our employees, directors and consultants upon the exercise of options at exercise prices ranging from $0.05 to $6.50 per share.

     (3) During 2000, we issued an aggregate of 114,414 shares of common stock to our employees upon the exercise of options granted under the Employee Stock Purchase Plan at exercise prices ranging from $1.83 to $10.20 per share.

     (4) During 2000, we issued an aggregate of 368,135 shares of common stock to consultants upon the exercise of warrants at exercise prices ranging from $0.50 to $2.00 per share.

     (5) On July 21, 2000, we issued 1,211,921 shares of common stock valued at approximately $23.8 million for the acquisition of AdWare Systems, Inc. to MacCann-Erickson USA, Inc. the sole shareholder of AdWare. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transactions were conducted.

   The insuances of securities described in paragraphs 1 through 3 above were deemed to be exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The issuances described in paragraphs 4 and 5 above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about our company or had access, through employment or other relationships, to information about our company.

           USE OF PROCEEDS OF SHARES SOLD IN INITIAL PUBLIC OFFERING

   On November 19, 1999, we commenced the initial public offering of 6,900,000 shares of our common stock, including 900,000 shares of subject to an overallotment option, pursuant to a registration statement on Form S-1 (Commission File No. 333-86459) declared effective November 19, 1999. The managing underwriters of the public offering were Lehman Brothers Inc., SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. The 6,900,000 shares sold on our behalf were sold at a price per share of $12.00. The aggregate offering price of the shares offered by us was $82.8 million, less underwriting discounts and commissions of $5.8 million and expenses of approximately $1.6 million. Approximately $21.1 million of the net proceeds has been used to fund current operations for the year ended December 31, 2000, and $3.6 million was used for the acquisition of AdWare Systems, Inc.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this annual report. The balance sheet data as of December 31, 2000 and 1999 and the statement of operations data for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited financial statements and related notes included elsewhere in this annual report. The balance sheet data as of December 31, 1998, 1997 and 1996 and the statement of operations data for the year ended December 31, 1997 and the period from September 10, 1996 (inception) to December 31, 1996 are derived from audited financial statements which have not been included in this annual report. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                   September 10,
                                                                       1996
                                 Years Ended December 31,           (inception)
                             ------------------------------------   to December
                               2000      1999     1998     1997      31, 1996
                             --------  --------  -------  -------  -------------
                                  (in thousands, except per share data)
Statement of Operations
 Data:
Revenues...................  $ 63,636  $ 26,405  $ 3,588  $   426     $  --
Cost of revenues...........    43,799    20,418    2,770      445        --
                             --------  --------  -------  -------     ------
Gross profit (loss)........    19,837     5,987      818      (19)       --
Operating expenses:
  Sales and marketing......    22,786    12,007    1,398      481         23
  Research and
   development.............    10,307     5,733      556      347         49
  General and
   administrative..........    22,181    10,221      636      267        183
  Restructuring expense....     1,929       --       --       --         --
  Amortization of goodwill
   and intangibles.........     4,700       753      --       --         --
                             --------  --------  -------  -------     ------
    Total operating
     expenses..............    61,903    28,714    2,590    1,095        255
                             --------  --------  -------  -------     ------
Loss from operations.......   (42,066)  (22,727)  (1,772)  (1,115)      (255)
Interest income (expense),
 net.......................     4,587       912     (247)      (2)       --
                             --------  --------  -------  -------     ------
Net loss...................   (37,479)  (21,815)  (2,019)  (1,117)      (255)
Beneficial conversion
 feature of Series C
 convertible preferred
 stock.....................       --     14,360      --       --         --
                             --------  --------  -------  -------     ------
Net loss attributable to
 common stockholders.......  $(37,479) $(36,175) $(2,019) $(1,117)    $ (255)
                             ========  ========  =======  =======     ======
Net loss per share
 attributable to common
 stockholders--basic and
 diluted...................  $  (1.11) $  (2.34) $ (0.25) $ (0.13)    $(0.07)
                             ========  ========  =======  =======     ======
Weighted average shares
 used to compute net loss
 per share--basic and
 diluted...................    33,756    15,427    8,186    8,457      3,796
                             ========  ========  =======  =======     ======

                                        Years Ended December 31,
                             ---------------------------------------------------
                               2000      1999     1998     1997        1996
                             --------  --------  -------  -------  -------------
                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents..  $ 34,894  $ 78,052  $   375  $   142     $   27
Working capital............    57,138    84,085   (1,863)    (586)       (46)
Total assets...............   107,843   103,442    1,444      262         52
Long-term debt less current
 portion...................       458       280      232       65        --
Accumulated deficit........   (77,045)  (39,566)  (3,392)  (1,373)      (255)
Total stockholders' equity
 (deficit).................    90,472    90,713   (1,962)    (558)       (22)

Quarterly Results of Operations

   The following table sets forth certain unaudited consolidated quarterly financial data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                      Net loss    Net loss
                                                    attributable per share-     Weighted
                                  Gross  Loss from   to common   basic and   average shares-
     Quarter Ended       Revenues profit operations stockholders  diluted   basic and diluted
     -------------       -------- ------ ---------- ------------ ---------- -----------------
                                        (in thousands, except per share data)
2000
  March 31.............. $16,227  $4,378  $(16,637)   $(15,386)    $(0.48)       31,771
  June 30...............  18,604   5,230    (6,867)     (5,682)     (0.17)       33,064
  September 30..........  13,483   4,566    (8,331)     (7,210)     (0.21)       34,578
  December 31...........  15,323   5,663   (10,230)     (9,201)     (0.25)       35,561
1999
  March 31..............   1,634     294    (2,966)     (2,965)     (0.32)        9,280
  June 30...............   5,689   1,268    (2,558)     (2,546)     (0.17)       14,976
  September 30..........   6,618   1,431    (7,302)    (21,489)     (0.85)       33,149
  December 31...........  12,464   2,995    (9,900)     (9,175)     (0.41)       22,536

   In the quarter ended December 31, 2000, we adjusted our purchase price and goodwill resulting from the purchase of AdWare Systems, Inc. from McCann Erikson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. ("IPG"), to reduce the intercompany payable between AdWare and IPG. Our goodwill, before accumulated amortization, and our accounts payable were overstated by $2.9 million at September 30, 2000. Due to this adjustment of the purchase price and our goodwill, our amortization of goodwill and intangibles and our net loss was reduced by $199,000 in the quarter ended December 31, 2000. This reduced our net loss per share, both basic and diluted, by $0.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to such statements included elsewhere in this annual report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. These forward-looking statements are typically denoted in this annual report by words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. This annual report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section on page 19 and elsewhere in this annual report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

   We provide technology solutions for both online and traditional, or offline, marketers. In the second quarter of 1998, we began generating revenues from our advertising campaign management services. Our campaign management services include online media planning and buying, and tracking, analyzing and reporting the results of the media campaign. In the second quarter of 1999, we began utilizing our proprietary technology, MOJO(R), to enhance our service offerings and expand our business. We plan to continue to broaden our revenue sources by leveraging the capabilities of our MOJO(R) technology to offer message management services, which enable advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real-time. With our recent acquisition of AdWare Systems, Inc., we also offer a suite of capabilities ranging from agency accounting to digital asset management.

   We currently provide advertising campaign management services for a fixed fee, which varies from client to client. This fee is principally based on the extent of services provided and the direct cost of media placement. This cost of purchasing advertising space on an Internet site is typically determined by the cost per thousand impressions, or times that an advertisement appears in pages viewed by users of our online products. Revenues from advertising campaign management services are recognized in the period that advertising impressions are delivered, or placed on an Internet site, provided that no significant obligations on our part remain at the end of the period and the collection of the resulting receivable is probable. Our obligations often include, for instance, guarantees of a minimum number of impressions. To the extent that significant obligations remain, we defer recognition of the corresponding portion of the revenues until these obligations are met.

   We also generate revenue from application management services and professional services. Application management services revenue consists of monthly recurring fees for processing transactions on Internet sites and hosting the related services and is recognized as the services are performed. Our application management services provide customers rights to access applications, hardware and network for the application access, customer service, and rights to enhancements and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

   In addition, we may generate revenues from clients obtained through or referred to us by an advertising agency. If an ad agency is used, we will usually bill the ad agency for work done on behalf of the agency's clients, and the ad agency will then be responsible for obtaining full payment from the client. We expect the percentage of our total revenues that we obtain from clients referred to us by ad agencies to increase in future periods.

   We also realize revenue by providing a global media management planning, production and financial system for advertising agencies and advertisers. Based upon the system modules selected by the client, a monthly recurring fee is charged for usage of the module. This fee varies by client. Our applications are provided via hosting services and are accessed by our clients via network connections. These services are provided under multi-year contracts. Revenue is recognized based upon actual monthly usage.

   Cost of revenues consists primarily of the cost of procuring advertising space on third-party Internet sites, the costs and expenses associated with maintaining the systems for our application management services, and, to a lesser extent, of the communications and other costs related to maintaining our ad servers at third-party locations. These costs are recorded in the period that the advertising impressions are delivered and the related revenues are recorded. Currently, we purchase advertising space on Internet sites for a particular media campaign.

   Until December 31, 1999, we expensed all of our research and development costs in the period in which we incurred these costs. For the year ended December 31, 2000, we have incurred substantial costs associated with enhancing our products. As such, we capitalized $472,000 in software development costs which are being amortized over a three-year period.

   In March 1999, we acquired Netranscend Software, Inc., a Java-based business automation solutions software company, for a note payable of $430,000, due in four annual installments beginning in March 2000, and 1,979,000 shares of our common stock, with an estimated fair value of $1.29 per share. This acquisition was accounted for under the purchase method of accounting. We recorded $3.0 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for 1,211,921 shares of our common stock with an estimated fair value of $23.8 million and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition has been accounted for by the purchase method of accounting. We recorded $23.2 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

   We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, and $37.5 million for the year ended December 31, 2000. At December 31, 2000, our accumulated deficit was $77.0 million, which includes a non-cash charge of $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses but that these losses will decline.

Results of Operations

   The following table sets forth our statement of operations data expressed as a percentage of revenues:

                                                         Years Ended
                                                         December 31,
                                                      ----------------------
                                                      2000     1999    1998
                                                      -----   ------   -----
   Revenues.......................................... 100.0 %  100.0 % 100.0 %
   Cost of revenues..................................  68.8     77.3    77.2
                                                      -----   ------   -----
   Gross profit (loss)...............................  31.2     22.7    22.8
   Operating expenses:
     Sales and marketing.............................  35.8     45.5    39.0
     Research and development........................  16.2     21.7    15.5
     General and administrative......................  34.9     38.7    17.7
     Restructuring expense...........................   3.0      --      --
     Amortization of goodwill and intangibles........   7.4      2.9     --
                                                      -----   ------   -----
       Total operating expenses......................  97.3    108.8    72.2
                                                      -----   ------   -----
   Loss from operations.............................. (66.1)   (86.1)  (49.4)
   Interest income (expense), net....................   7.2      3.5    (6.9)
                                                      -----   ------   -----
   Net loss.......................................... (58.9)   (82.6)  (56.3)
   Beneficial conversion feature of Series C
    convertible preferred stock......................   --     (54.4)    --
                                                      -----   ------   -----
   Net loss attributable to common stockholders...... (58.9)% (137.0)% (56.3)%
                                                      =====   ======   =====

Year ended December 31, 2000 compared to year ended December 31, 1999

   Revenues. Revenues increased to $63.6 million for the year ended December 31, 2000 from $26.4 million for the year ended December 31, 1999. The period-to-period increase was primarily due to the growth of our selling advertising campaign management services to a broad set of advertisers, primarily focused on advertising agencies and their respective clientele. Additionally, in July 2000, we acquired AdWare Systems, Inc. which contributed revenues for media management application services. Our revenue also included advertising serving fees for clients utilizing our MOJO technology to run their online campaigns. In 1999, substantially all of our revenues consisted of advertising fees received for providing advertising campaign management services.

   Cost of Revenues. Cost of revenues increased to $43.8 million, or 68.8% of revenues, for the year ended December 31, 2000 from $20.4 million, or 77.3% of revenues, for the year ended December 31, 1999. The increase in cost of revenues in 2000 was primarily due to the increase in our revenues. The cost of revenues comprised primarily media placement costs, including the communications and other costs related to maintaining our ad servers at third-party sites. With our acquisition of AdWare, our cost of revenues also includes operational expenses related to the maintenance of our enterprise solutions systems.

   Gross Profit. Gross profits increased to $19.8 million, or 31.2% of revenues, for the year ended December 31, 2000 from $6.0 million, or 22.7% of revenues, for the year ended December 31, 1999. Since the revenue generated by AdWare does not have the media placement costs, we realized a higher gross margin for the year ended December 31, 2000 compared to the year ended December 31, 1999. We also experienced a shift in types of services offered during 2000, from almost completely campaign management services at the end of 1999 to a mix that included technology services, which have lower direct associated costs.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses increased to $22.8 million, or 35.8% of revenues, for the year ended December 31, 2000, from $12.0 million, or 45.5%
of revenues, for the year ended December 31, 1999. The dollar increase in sales and marketing expenses during 2000 was primarily due to the significant growth of our sales, marketing, account management, media procurement and management organization in 2000 as we focused on selling advertising campaign management services. The increase in our revenues also contributed to an increase in the commissions we paid to our sales staff. The number of sales and marketing personnel increased from 71 as of December 31, 1999 to 95 as of December 31, 2000. We expect that sales and marketing expenses will continue to increase.

   Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff, network operations staff and fees for outside contractor services. Research and development expenses increased to $10.3 million, or 16.2% of revenues, for the year ended December 31, 2000, from $5.7 million, or 21.7% of revenues, for the year ended December 31, 1999. This dollar increase in research and development expenses was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from 43 as of December 31, 1999 to 98 as of December 31, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and enhance our technology. Accordingly, we expect that research and development expenses will continue to increase.

   General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $22.2 million, or 34.9% of revenues, for the year ended December 31, 2000, from $10.2 million, or 38.7% of revenues, for the year ended December 31, 1999. Included in the general and administrative expense for the year ended December 31, 2000, were stock-based compensation of $10.2 million. The dollar increase in general and administrative expenses, excluding the stock-based compensation, was due primarily to the hiring of additional general and administrative personnel. We had 26 general and administrative personnel as of December 31, 1999 and 43 persons as of December 31, 2000. We expect that general and administrative expenses will continue to increase.

   For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. Total deferred stock compensation as of December 31, 2000 was $792,000.

   Restructuring Expense. In December 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position Mediaplex for profitable growth in the future consistent with management's long term objectives. This involved the involuntary terminations of approximately 70 employees. As a consequence, we recorded a $1.9 million expense, or 3.0% of revenues, during the fourth quarter of 2000 related to payments for severance and pending lease cancellations being executed under the restructuring plan.

   Amortization of Goodwill and Intangible Assets. Amortization expense increased to $4.7 million, or 7.4% of revenue, for the year ended December 31, 2000, from $753,000, or 2.9% of revenues, for the year ended December 31, 1999. This increase is mainly due to the amortization of goodwill and intangible assets recorded in connection with our acquisition of AdWare Systems, Inc. in July 2000. The amortization of goodwill and intangible assets recorded in 1999 related solely to our acquisition of Netranscend Software, Inc. in March 1999.

   Interest Income (Expense), Net. Interest income, net increased to $4.6 million, or 7.2% of revenues, for the year ended December 31, 2000, from $912,000, or 3.5% of revenues, for the year ended December 31, 1999, representing primarily interest earned on the cash, cash equivalents, and short-term investments we generated in 1999 from our initial public offering.

   Net Loss. Net loss was $37.5 million for the year ended December 31, 2000, and $21.8 million for the year ended December 31, 1999. The increase in net loss of $15.7 million from 1999 to 2000 was primarily due to the increase in operating expenses of $33.2 million.

Year ended December 31, 1999 compared to year ended December 31, 1998

   Revenues. Revenues increased to $26.4 million for the year ended December 31, 1999 from $3.6 million for the year ended December 31, 1998. The period-to-period increase was primarily due to the growth of our of selling advertising campaign management services to a broad set of advertisers, including advertising agencies, which we began in April 1998. In 1999, substantially all of our revenues consisted of advertising fees received for providing advertising campaign management services. In 1998, our revenues were primarily derived from the sale of advertising on our Internet content sites.

   Cost of Revenues. Cost of revenues increased to $20.4 million, or 77.3% of revenues, for the year ended December 31, 1999 from $2.8 million, or 77.2% of revenues, for the year ended December 31, 1998. The increase in cost of revenues in 1999 was primarily due to the increase in our revenues. The cost of revenues for the year ended December 31, 1999 comprised primarily media placement costs, including the communications and other costs related to maintaining our ad servers at third-party sites, while the cost of revenues for the year ended December 31, 1998 consisted primarily of the cost of maintaining our Internet content sites.

   Gross Profit. Gross profits increased to $6.0 million, or 22.7% of revenues, for the year ended December 31, 1999 from $818,000, or 22.2% of revenues, for the year ended December 31, 1998. The slight increase on our gross profit as a percentage of revenue is reflective of the economies of scale associated with providing more campaign management services in 1999.

   Sales and Marketing. Sales and marketing expenses increased to $12.0 million, or 45.5% of revenues, for the year ended December 31, 1999 from $1.4 million, or 39.0% of revenues, for the year ended December 31, 1998. The increase in sales and marketing expenses in both dollars and as a percentage of revenue during 1999 was primarily due to the significant growth of our sales and marketing organization in 1999 as we focused on selling advertising campaign management services. The number of sales and marketing personnel increased from 13 as of December 31, 1998 to 71 as of December 31, 1999.

   Research and Development. Research and development expenses increased to $5.7 million, or 21.7% of revenues, for the year ended December 31, 1999 from $556,000, or 15.5% of revenues, for the year ended December 31, 1998. This dollar increase in research and development expenses in both dollars and as a percentage of revenue was due primarily to an increase in the number of development engineers in our research and development organization. The number of development engineers increased from 2 as of December 31, 1998 to 43 as of December 31, 1999.

   General and Administrative. General and administrative expenses increased to $10.2 million, or 38.7% of revenues, for the year ended December 31, 1999 from $636,000, or 17.7% of revenues, for the year ended December 31, 1998. The dollar increase in general and administrative expenses was due primarily to the hiring of additional general and administrative personnel. We had 4 general and administrative personnel as of December 31, 1998 and 26 persons as of December 31, 1999.

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

   Net Loss. Net loss was $21.8 million for the year ended December 31, 1999, and $2.0 million for the year ended December 31, 1998. The increase in net loss of $19.8 million from 1998 to 1999 was primarily due to the increase in operating expenses of $26.1 million, which includes a $10.8 million increase in non-cash stock-based compensation expense, from 1998 to 1999.

   Beneficial Conversion Feature of the Series C Convertible Preferred
Stock. In August 1999, Mediaplex issued 4,000,000 shares of Series C convertible preferred stock at a purchase price of $3.59 per share. These shares were convertible into shares of common stock on a one-for-one basis. Because the conversion price was less than the low end of the price range for the anticipated initial public offering, the Series C preferred stock was deemed to have an embedded beneficial conversion feature. This feature allows the holders to acquire common stock at a purchase price below its deemed fair value. The amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds. Consequently, the issuance and sale of the Series C preferred stock resulted in a beneficial conversion feature of $14.4 million, which has been reflected as a preferred dividend in our 1999 statement of operations.

Liquidity and Capital Resources

   From our inception in September 1996 through August 1999, we financed our operations primarily through the private placement of preferred stock, which has generated net proceeds of $23.9 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.4 million. As of December 31, 2000, we had $34.9 million in cash and cash equivalents, $22.2 million in short-term investments and $1.1 million in restricted cash.

   Net cash used in operating activities for the year ended December 31, 2000, 1999, and 1998 was $21.1 million, $9.1 million and $240,000, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges of depreciation and amortization and stock-based compensation. The net cash used was also influenced by a net increases in accounts receivable and a significant payoff of outstanding payables, both of which were partially offset by increases in accrued liabilities. Additionally, in December 2000, we incurred approximately $1.9 million in restructuring expense.

   Net cash used in investing activities for the year ended December 31, 2000, 1999, and 1998 was $23.7 million, $12.7 million and $79,000, respectively. Net cash used in investing activities 2000 was primarily due to the purchase of short-term investments. In connection with our acquisition of Adware, a payment to McCann-Erickson of $4 million was made in July 2000. For all periods, we invested significantly in computer equipment and software to host our various technology product offerings.

   Net cash provided by financing for the year ended December 31, 2000, 1999, and 1998 was $1.6 million, $99.5 million and $551,000, respectively. In 2000, the principal source of funds provided by financing was from the issuance of common stock through the exercise of stock options, warrants and the employee purchase plan. These funds were primarily offset by the purchase of treasury stock. In 1999, net cash provided by financing activities was primarily due to issuance of shares of our common stock and our preferred stock. In 1999 and 1998 the funds borrowed from stockholders under notes payable bore interest at 6% per annum. These notes payable were paid off in 1999, and we currently have no other borrowings.

   We have no material commitments for capital expenditures anticipated; however, we will incur capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures until at least March 31, 2002. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the risk factors described in the following section of this annual report. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

   Our stock is currently trading at prices less than $1 per share. If our stock continues to trade at this level, our stock could be delisted from the NASDAQ, thus adversely affecting or limiting or restricting our ability to raise funds through stock issuances.

                                  RISK FACTORS

   Set forth below and elsewhere in this annual report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report.

Risks Related to Our Company

Our limited operating history makes financial forecasting and evaluation of our business difficult.

   We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In mid-1999, we began deploying our MOJO technology in client advertising campaigns. In the year ended December 31, 2000, we employed portions of our MOJO technology in 61 clients' campaigns. Although our subsidiary, AdWare, has an extensive operating history, we have less than one year of relevant integrated operations upon which you may evaluate our operations and financial prospects. Our limited integrated operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

  . continue to develop and enhance our MOJO platform and other technology to keep pace with the growth of the Internet advertising industry and changes in technology;

  . attract and maintain current client relationships;

  . achieve effective results for our clients;

  . develop new relationships and maintain existing relationships with advertising agencies, our marketing alliance partners and other third parties; and

  . continue to expand the type of services we offer.

We have a history of losses, expect future losses and may never become profitable.

   We have not achieved profitability in any period to date and given the level of planned operating expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of December 31, 2000 was approximately $77.0 million. We incurred losses of $37.5 million, $21.8 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

We may need additional capital in the future to support our growth and additional financing may not be available to us.

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least the end of 2001, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

  . fund our operations and capital expenditures;

  . take advantage of favorable business opportunities, including geographic;

  . expansion or acquisitions of complementary businesses or technologies;

  . develop and upgrade our technology infrastructure;

  . reduce outstanding debt;

  . develop new product and service offerings;

  . take advantage of favorable conditions in capital markets; or

  . respond to competitive pressures.

   The capital markets, and in particular the public equity market for Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all.

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

   Our current and future expense estimates are based, in large part, on estimates of future revenues, which are difficult to predict, and on our investment plans. In particular, we plan to increase our operating expenses in order to expand our sales and marketing operations, to enhance our proprietary software and to expand internationally. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenues shortfall. If these expenses are not accompanied by increased revenues, our results of operations and financial condition would be harmed.

   Further, we are subject to employer payroll taxes when an employee exercises non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. These employer payroll taxes will be recorded as operating expenses in the period those options are exercised based on the aggregate gains realized by employees. Since we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

Our revenues depend upon a few key clients, and if we lose a major client, our revenues may be significantly reduced.

   Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 1999, ShopNow.com and DATEK Online accounted for approximately 12% and 10% of our annual revenues, respectively. In 2000, no individual client accounted for more than 10% of our revenues. In addition, one customer accounted for 12% of our outstanding accounts receivable at December 31, 1999. At December 31, 2000, one ad agency through which we perform services for advertisers, accounted for 22% of our outstanding accounts receivable. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for this aspect of our services.

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

   Federal and state legislatures have recently proposed limitations on the collection and use of information regarding Internet users. For instance, one proposed restriction would require websites to obtain the permission of their web visitors before aggregating, sharing or selling any information related to those web visitors. Similarly, the high-technology and direct marketing industries are considering various new, additional or different self-regulatory standards. If the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business.

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

If we fail to establish, maintain and expand our business and marketing alliances and partnerships, our ability to grow could be limited, we may not achieve desired revenues and our stock price may decline.

   In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances with companies in industries including:

  . Internet and traditional media advertising;

  . business software;

  . enterprise resource planning;

  . website development and consulting; and

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

   In additions, AdWare has two primary business partnerships that have an impact on our ability to deliver needed functionality to our customers. The first is with Strata, the company whose radio pre-buy product is integrated with AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second is with IBM; loss of this partnership might damage our reputation and negatively impact our ability to drive revenues in the digital asset management arena.

We are substantially dependent upon our technologies, including both our MOJO and AdWare technologies, for our future revenues, and if our technologies do not generate revenues, our business may fail.

   We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our technologies, which we believe to be the cornerstone of our business. If our technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have only used portions of it in 61 clients' campaigns as of December 31, 2000. We have only recently introduced message management services using our MOJO technology and these services have not generated substantial revenue as of December 31, 2000. In addition, we have incurred and will continue to incur significant expense developing our technologies. If our revenues generated from the use of our technologies do not cover these development costs, our financial condition would suffer.

Our MOJO technology is relatively new; if our MOJO technology does not continue to perform as anticipated, we would need to devote significant resources to address defects, and our reputation could be damaged.

   Our MOJO technology is complex and although it has had few performance problems to date, it may have errors, defects or performance problems in the future. In particular, we may encounter problems when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used it in 61 clients' campaigns as of December 31, 2000. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

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

   We have grown significantly since our inception. Future expansion could strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving advertising market. Our failure to manage new growth could seriously harm our business. We have increased our number of employees from 140 at December 31, 1999 to 236 at December 31, 2000. In addition, we anticipate that we may expand international operations in the future.

The loss of our key personnel, or any inability to attract and retain additional personnel, could affect our ability to grow our business.

   Our future success depends to a significant extent on the service of our key senior management, product engineering and development and professional service and support personnel. Any of these individuals could terminate their employment with us at anytime. All of our employees are at-will. Due to the substantial competition for qualified personnel, we could suffer attrition and could lose key members of our management or product engineering staff. We would also be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us. In addition, because many of our executives have only recently joined us, our management team has only worked together for a short time and may not work effectively together.

   Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for qualified personnel in the high technology industry is intense, particularly in the San Francisco Bay area of Northern California, where two of our principal offices are located. If we fail to hire and retain a sufficient number of sales, marketing, technical, service and support personnel, we will not be able to maintain or expand our business.

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

   The continuing and uninterrupted performance of our computer systems is critical to our success. Our operations depend on our ability to protect our computer systems against damage from fire, power loss, water damage, communications failures, viruses, vandalism and other malicious acts, and similar unexpected adverse events, including earthquakes. Although we maintain system backup and auxiliary systems to mitigate the damage from the occurrence of any of these events, we may not have taken adequate steps to guard against every difficulty that could occur. In the event of a sustained data center outage, our ability to recover is predicated on the execution of disaster recovery plans with third parties. Clients may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver advertisements quickly and accurately to the targeted audiences. Sustained or repeated system failures would reduce significantly the attractiveness of our solutions to advertisers.

   In addition, interruptions in our services could result from the failure of our communications providers to provide the necessary data communications capacity in the time frame required. Our ad network operations and computer hardware is primarily housed with third-party providers of Internet communication services located in Santa Clara and San Jose, California, McLean, Virginia and Hamburg, Germany. In addition, the failure of any advertising server system such as ours, including failures that delay the delivery of advertisements to Internet sites, could reduce client satisfaction and severely harm our business, results of operations and financial condition.

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

Our technology has not yet been fully tested at higher capacities, and capacity constraints could reduce our revenues.

   The volume of transactions delivered through our servers has increased from 1 million impressions per day in January 1999 to up to a high of 95 million impressions per day as of December 31, 2000, representing approximately 33% of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of transactions delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

The expected benefits of our recent acquisition of AdWare may not be realized, and we may have difficulties in integrating the personnel, operations and technology of AdWare.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider. We anticipate that as a result of this acquisition, we will be able to offer agencies, advertisers and other partners a more complete online-to-offline media-management solution. However, achieving this may depend in part on the integration of our and AdWare's personnel, operations and technology. The integration of Mediaplex and AdWare will be a complex, time consuming and expensive process and may disrupt both businesses if not completed in a timely and efficient manner. We have no experience in integrating operations on the scale presented by the acquisition. The integration process will be complicated by the need to integrate different operations, multiple executive offices and different corporate cultures. It is uncertain whether we can successfully integrate AdWare in a timely manner, or that any of the anticipated benefits will be realized. Failure to do so could materially harm our business and operations.

Should we choose to substantially increase our presence in the digital asset management arena, we need to acquire complete ownership of the AdVISUAL intellectual property that is now partially owned by our development partner, ImageSoft.

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

The carrying value of our goodwill arising from acquisitions could be subject to impairment write-downs.

   The net book value of goodwill as of December 31, 2000 was $20.8 million. It is our policy to assess the impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future discounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss.

If we fail to develop new technology-based services or improve our existing technology-based services to adapt to the changing needs and standards of the Internet and traditional advertising industry, sales of our services will decline.

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

We may expand our international sales efforts but do not have substantial experience in international markets.

   We intend to expand our international sales efforts in the future. We expect to initiate operations in selected international markets in the future. As of December 31, 2000, we had not generated any significant revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

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

   Our success depends in large part on our proprietary technology, including our MOJO platform. In addition, we believe that our Mediaplex, AdWare and MOJO trademarks are key to identifying and differentiating our services from those of our competitors. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce our intellectual property rights, the value of our services could be diminished and our competitive position may suffer.

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

   Visitors to websites on which our advertising messages are placed may not be aware that information regarding them is being collected by third-party data profiling companies. There currently exists software that can limit the effectiveness of data profiling technology in capturing information for a particular visitor to a website. Widespread use of this limiting or inhibiting technology would decrease the effectiveness of our services for our clients that are dependent upon the reliability of the information we obtain from profiling companies, which would decrease the attractiveness of those services to our clients. If this occurs, our business would be significantly harmed.

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

   We face intense competition in the Internet advertising services industry. The following categories represent current and potential competition:

  . ad serving product companies, such as Avenue A, L90, DoubleClick, Engage
    Technologies, including AdForce and AdKnowledge, and 24/7 Media;

  . email product providers, such as Net Incentives, DoubleClick, 24/7 Media,
    Message Media, Click Action, Radical Mail, and Digital Impact; and,

  . offline advertising technology providers, such as Donovan Data Systems and Encoda Systems, previously known as Columbine CJDS, which acquired DSI Datatrack Systems, Inc., and Professional Software Systems (PSS).

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

   The intense competition among Internet sites has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenues and applicable gross margins that can be sustained either by us or the advertising industry in general. In addition, overall industry spending will be adversely affected by economic downturns and consumer confidence.

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

Potential clients in specific industries may require us to refuse business from their competitors, limiting our business opportunities and reducing our revenue growth.

   To use our services most effectively, advertisers must integrate their internal business data into their advertising campaigns to deliver a targeted message. This type of integration may raise concerns about our clients' confidential information and prompt our clients to require us to contract with them exclusively within their specific industry. If our clients impose these restrictions on us, our potential client base and revenue growth would be limited.

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

   Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. In addition, the growing use of the Internet has burdened existing communications infrastructure and has caused interruptions in telephone service. Certain telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance carriers.

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

   As of December 31, 2000, our executive officers and directors beneficially owned or controlled, directly or indirectly, 17,261,515 shares of common stock, which in the aggregate represents approximately 42.6% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

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

Our stock price, has been and may continue to be extremely volatile, and we may be delisted from the Nasdaq National Marketing System.

   The market price of our common stock has declined significantly in recent months, and we expect that it will continue to be subject to significant fluctuations as a result of variations in our quarterly operating results. These fluctuations have been, and may continue to be, exaggerated because an active trading market has not developed for our stock. Thus, investors may have difficulty selling shares of our stock at a desirable price, or at all. Our stock is currently trading below the $1 per share requirement for continued listing on the Nasdaq National Market.

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

   The following table presents the amounts of our financial instruments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000:

                                                                      Fair Value
                                                                      ----------
                                                                       (Dollars
                                                                          in
                                                                      thousands)
     Cash and cash equivalents.......................................  $34,894
     Average interest rate...........................................     6.60%


     Short-term investments in marketable securities.................  $22,244
     Average interest rate...........................................     6.63%

   We did not hold derivative financial instruments as of December 31, 2000, and have never held these instruments in the past.

Foreign Currency Risk

   As of December 31, 2000, we have had limited transactions in Germany. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenues and operating expenses in Germany. The effect of foreign exchange rate fluctuations for 2000 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2000 we had $133,000 in cash and cash equivalents denominated in foreign functional currencies.

   The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

   Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page(s)
                                                                 -------------
Report of Independent Accountants............................... 34
Consolidated Balance Sheets as of December 31, 2000 and 1999.... 35
Consolidated Statements of Operations for the years ended
 December 31, 2000, 1999, and 1998.............................. 36
Consolidated Statements of Stockholders' Equity (Deficit) for
 the years ended December 31, 2000, 1999 and 1998............... 37
Consolidated Statements of Cash Flows for the years ended
 December 31, 2000, 1999 and 1998............................... 38 through 39
Notes to Consolidated Financial Statements...................... 40 through 55

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Mediaplex, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mediaplex Inc., and its subsidiary, at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these consolidated financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Pricewaterhousecoopers LLP

San Francisco, California
February 13, 2001

                                MEDIAPLEX, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Cash and cash equivalents.................................. $ 34,894  $ 78,052
Short-term investments.....................................   22,244     9,913
Restricted cash............................................    1,106       --
                                                            --------  --------
    Total cash, cash equivalents, short-term investments
     and restricted cash...................................   58,244    87,965
Accounts receivable, net...................................   14,151     7,629
Other current assets.......................................    1,604       940
                                                            --------  --------
    Total current assets...................................   73,999    96,534
Property and equipment, net................................   11,890     4,039
Goodwill and intangible assets, net........................   20,810     2,257
Other assets...............................................    1,144       612
                                                            --------  --------
    Total assets........................................... $107,843  $103,442
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    923  $  3,343
  Accrued liabilities......................................   14,344     7,909
  Deferred revenue, current portion........................      450     1,087
  Capital lease obligation, current portion................      334       --
  Notes payable to stockholders, current portion...........      110       110
                                                            --------  --------
    Total current liabilities..............................   16,161    12,449
Deferred revenue...........................................      700       --
Capital lease obligation...................................      268       --
Notes payable to stockholders..............................      190       280
Other liabilities..........................................       52       --
                                                            --------  --------
    Total liabilities......................................   17,371    12,729
                                                            --------  --------
Commitments (Note 7)
Stockholders' Equity:
  Preferred stock, $0.0001 par value; authorized 10,000
   shares..................................................      --        --
  Common stock, $0.0001 par value; authorized 150,000
   shares; 35,941 and 31,691 shares issued as of December
   31, 2000 and 1999, respectively.........................        4         3
  Additional paid-in capital...............................  166,959   134,325
  Warrants.................................................    2,040     2,472
  Deferred stock compensation..............................     (792)   (6,521)
  Accumulated other comprehensive gain.....................        9       --
  Treasury stock, at cost; 859 shares......................     (703)      --
  Accumulated deficit......................................  (77,045)  (39,566)
                                                            --------  --------
    Total stockholders' equity.............................   90,472    90,713
                                                            --------  --------
    Total liabilities and stockholders' equity............. $107,843  $103,442
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                MEDIAPLEX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenues.......................................... $ 63,636  $ 26,405  $ 3,588
Cost of revenues..................................   43,799    20,418    2,770
                                                   --------  --------  -------
  Gross profit....................................   19,837     5,987      818
                                                   --------  --------  -------
Operating expenses:
  Sales and marketing (includes stock-based
   compensation of $973, $4,608 and $578 for the
   years ended December 31, 2000, 1999 and 1998,
   respectively)..................................   22,786    12,007    1,398
  Research and development (includes stock-based
   compensation of $433, $1,598 and $0 for the
   years ended December 31, 2000, 1999 and 1998,
   respectively)..................................   10,307     5,733      556
  General and administrative (includes stock-based
   compensation of $10,168, $5,154, and $0 for the
   years ended December 31, 2000, 1999 and 1998,
   respectively)..................................   22,181    10,221      636
  Restructuring expense...........................    1,929       --       --
  Amortization of goodwill and intangibles........    4,700       753      --
                                                   --------  --------  -------
    Total operating expenses......................   61,903    28,714    2,590
                                                   --------  --------  -------
    Loss from operations..........................  (42,066)  (22,727)  (1,772)
Interest income (expense), net....................    4,587       912     (247)
                                                   --------  --------  -------
Net loss.......................................... $(37,479) $(21,815) $(2,019)
Beneficial conversion feature of Series C
 preferred stock..................................      --     14,360      --
                                                   --------  --------  -------
Net loss attributable to common stockholders...... $(37,479) $(36,175) $(2,019)
                                                   ========  ========  =======
Net loss per share attributable to common
 stockholders--basic and diluted.................. $  (1.11) $  (2.34) $ (0.25)
                                                   ========  ========  =======
Weighted average shares used to compute net loss
 per share Attributable to common stockholders--
 basic and diluted................................   33,756    15,427    8,186
                                                   ========  ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                MEDIAPLEX, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                   Convertible
                    Preferred                                                                     Treasury
                      Stock       Common Stock   Additional            Deferred       Other         Stock
                  --------------  --------------  Paid-In               Stock     Comprehensive -------------
                  Shares  Amount  Shares  Amount  Capital   Warrants Compensation  Gain/(Loss)  Shares Amount  Deficit    Total
                  ------  ------  ------  ------ ---------- -------- ------------ ------------- ------ ------  --------  -------
Balance,
December 31,
1997............     --   $ --    11,319   $  1   $    813   $  --     $    --       $  --        --   $  --   $ (1,372) $  (558)
Repurchase of
common stock for
convertible note
payable.........                  (4,643)   --        (232)                                                                 (232)
Beneficial
conversion
feature of note
payable to
stockholder.....                                       232                                                                   232
Issuance of
common stock....                      76    --          38                                                                    38
Issuance of
common stock for
services........                     232    --         151                                                                   151
Options granted
to former
employees for
services
rendered........                                       286                                                                   286
Deferred stock
compensation....                                       193                 (193)                                             --
Amortization of
deferred stock
compensation....                                                            140                                              140
Net loss........                                                                                                 (2,019)  (2,019)
                  ------  -----   ------   ----   --------   ------    --------      ------      ----  ------  --------  -------
Balance,
December 31,
1998............     --     --     6,984      1      1,481      --          (53)        --        --      --     (3,391)  (1,962)
Issuance of
common stock for
services........                      93    --         417                                                                   417
Issuance of
common stock
upon acquisition
of Netranscend..                   1,979    --       2,569                                                                 2,569
Issuance of
common stock
upon exercise of
options.........                     239    --         361                                                                   361
Issuance of
Series A
convertible
preferred stock,
net of issuance
costs of $47....   1,206    --                       1,461                                                                 1,461
Conversion of
note payable to
stockholder for
common stock....                     947    --          71                                                                    71
Issuance of
Series B
convertible
preferred stock,
net of issuance
costs of $742...   4,500    --                       8,259      432                                                        8,691
Conversion of
note payable for
common stock....                   4,643    --         232                                                                   232
Issuance of
Series C
convertible
preferred stock,
net of issuance
costs of $238...   4,000      1                     14,121                                                                14,122
Dividend
relative to
beneficial
conversion
feature related
to issuance of
Series C
convertible
preferred
stock...........                                    14,360                                                      (14,360)     --
Issuance of
common stock
upon exercise of
options in
connection with
waiver of
payable to
stockholder.....                     200    --          13                                                                    13
Issuance of
warrant for
services........                                              2,040                                                        2,040
Sale of common
stock, net of
issuance costs
of $7,355.......                   6,900      1     75,444                                                                75,445
Conversion of
convertible
preferred
stock...........  (9,706)    (1)   9,706      1                                                                              --
Deferred stock
compensation....                                    15,536              (15,536)                                             --
Amortization of
deferred stock
compensation....                                                          9,068                                            9,068
Net loss........                                                                                                (21,815) (21,815)
                  ------  -----   ------   ----   --------   ------    --------      ------      ----  ------  --------  -------
Balance,
December 31,
1999............      --     --   31,691      3    134,325    2,472      (6,521)        --        --      --    (39,566)  90,713
Issuance of
common stock for
acquisition of
AdWare..........                   1,212    --      23,769                                                                23,769
Issuance of
common stock
upon exercise of
stock options...                   2,555      1      1,780                                                                 1,781
Issuance of
common stock
upon exercise of
warrants........                     368    --         682     (432)                                                         250
Issuance of
common stock
under the
employee stock
purchase plan...                     114    --         570                                                                   570
Purchase of
treasury stock..                                       626                                       (859)   (703)               (77)
Issuance of
common stock
options to
employees at
below fair
value...........                                    11,346                                                                11,346
Adjustment for
variable stock
options.........                                    (2,416)                 731                                           (1,685)
Cancelled stock
options.........                                    (3,723)               1,520                                           (2,203)
Amortization of
deferred stock
compensation....                                                          3,478                                            3,478
Net change in
unrealized gain
on commercial
paper...........                                                                          9                                    9
Net loss........                                                                                                (37,479) (37,479)
                  ------  -----   ------   ----   --------   ------    --------      ------      ----  ------  --------  -------
Balance,
December 31,
2000............     --   $ --    35,941   $  4   $166,959   $2,040    $   (792)     $    9      (859) $ (703) $(77,045) $90,472
                  ======  =====   ======   ====   ========   ======    ========      ======      ====  ======  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                MEDIAPLEX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities:
 Net loss.........................................  $(37,479) $(21,815) $(2,019)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................     8,143     1,211       55
  Allowance for sales credits and doubtful
   accounts.......................................       446     3,475      109
  Stock-based compensation expense................    11,574    11,360      578
  Non-cash portion of restructuring charge........       200       --       --
  Accretion of short-term investments.............      (881)     (184)     --
  Write-off of property and equipment.............       546        17       19
  Amortization of debt discount...................        23        18      --
  Interest expense related to beneficial
   conversion feature of note payable.............       --        --       232
  Changes in assets and liabilities:
   Accounts receivable............................    (5,918)  (10,168)  (1,042)
   Other assets...................................    (1,080)   (1,525)     (22)
   Accounts payable...............................    (2,888)      387    1,149
   Restructuring reserve..........................       683       --       --
   Payables to stockholders.......................       --        (77)      91
   Accrued liabilities............................     5,490     7,568      273
   Deferred revenue...............................        63       607      337
                                                    --------  --------  -------
    Net cash used in operating activities.........   (21,078)   (9,126)    (240)
                                                    --------  --------  -------
Cash flows from investing activities:
  Purchase of property and equipment..............    (7,782)   (2,990)     (79)
  Purchase of short-term investments..............   (44,524)   (9,728)     --
  Sale of short-term investments..................    33,081       --       --
  Acquisition, net of cash acquired...............    (3,357)      --       --
  Restricted cash.................................    (1,090)      --       --
  Unrealized gain on commercial paper.............         9       --       --
                                                    --------  --------  -------
    Net cash used in investing activities.........   (23,663)  (12,718)     (79)
                                                    --------  --------  -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock......       --     75,445       38
  Net proceeds from issuance of preferred stock...       --     23,941      --
  Proceeds from exercise of stock options.........     2,600       361      --
  Purchase of treasury stock, at cost.............      (703)      --       --
  Payments of capital lease obligations...........      (204)      --       (25)
  Proceeds from notes payables--stockholders......       --        --       275
  Payment of notes payable--stockholders..........      (110)     (225)     --
  Advance from stockholder........................       --        --       263
                                                    --------  --------  -------
    Net cash provided by financing activities.....     1,583    99,522      551
                                                    --------  --------  -------
    Net increase in cash and cash equivalents.....   (43,158)   77,678      232
Cash and cash equivalents at beginning of period..    78,052       374      142
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $ 34,894  $ 78,052  $   374
                                                    ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                MEDIAPLEX, INC.

                     SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
                                 (in thousands)

                                                      Year Ended December 31,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     ---------  -------  -------
Cash paid for interest.............................  $      45  $    13  $     2
                                                     ---------  -------  -------
Noncash financing and investing activities:
 Estimated fair value of:
  Assets acquired..................................  $   7,479  $   --   $   --
  Liabilities assumed..............................     (2,318)     (16)     --
  Goodwill and intangibles.........................     23,218    3,010      --
                                                     ---------  -------  -------
    Total purchase price...........................     28,379    2,994      --
  Less: cash acquired..............................       (643)      --      --
  Less: acquisition costs..........................       (610)     (11)     --
  Less: issuance of note payable for acquisition...         --     (430)     --
  Less: issuance of common stock...................    (23,769)  (2,553)     --
                                                     ---------  -------  -------
    Net cash paid for acquisition..................  $   3,357  $   --   $   --
                                                     =========  =======  =======
 Equipment acquired under capital lease............  $      30  $   --   $     3
                                                     =========  =======  =======
 Conversion of stockholder's notes payable to
  common stock.....................................  $     --   $   303  $   --
                                                     =========  =======  =======
 Repurchase of common stock in exchange for a note
  payable..........................................  $     --   $   --   $   232
                                                     =========  =======  =======
Issuance of warrant to purchase common and
 preferred stock in connection with Series B
 preferred stock financing.........................  $     --   $   597  $   --
                                                     ---------  -------  -------
Conversion of advance from stockholder to Series A
 preferred stock...................................  $     --   $   263  $   --
                                                     =========  =======  =======
Conversion of note payable and accrued interest to
 Series C convertible preferred stock..............  $     --   $    70  $   --
                                                     =========  =======  =======
Beneficial conversion feature of Series C
 convertible preferred stock.......................  $     --   $14,360  $   --
                                                     =========  =======  =======
Beneficial conversion feature of notes payable.....  $     --   $   --   $   232
                                                     =========  =======  =======
Conversion of convertible preferred stock to
 common............................................  $     --   $24,273  $   --
                                                     =========  =======  =======
Exercise of common stock options in connection with
 waiver of payable to stockholder..................  $     --   $    12  $   --
                                                     =========  =======  =======
Deferred stock compensation from issuance of
 options...........................................  $     --   $15,535  $   193
                                                     =========  =======  =======
Cancelled stock options............................  $   2,203  $   --   $   --
                                                     =========  =======  =======
Adjustment for variable stock options..............  $   1,685  $   --   $   --
                                                     =========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                MEDIAPLEX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Acquisitions

   In July 2000, Mediaplex acquired AdWare Systems, Inc., and its wholly owned subsidiary AdWare Systems Canada, Inc. ("AdWare"), a global media management applications service provider, for approximately $23.8 million in stock and $4 million in cash, from McCann-Erickson Worldwide ("McCann"), a subsidiary of The Interpublic Group of Companies, Inc. The purchase agreement requires the Company to issue up to an additional 156,000 shares of its common stock to McCann in 2001, contingent on the performance of AdWare. The acquisition has been accounted for by the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Mediaplex recorded approximately $23.2 million of goodwill and intangible assets. The results of AdWare are included with those of Mediaplex subsequent to the acquisition date.

   The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price of $27.8 million, together with $539,000 of net liabilities assumed and $610,000 in acquisition costs, has been allocated based on the fair value of the assets acquired. Property and equipment valued at $5.7 million are being depreciated over their remaining useful lives. Goodwill and intangible assets, consisting of proprietary technology, workforce, licensing agreements, and trade names, totaling $23.2 million are being amortized over three years.

   The following unaudited pro forma results of operations reflect the combined results of Mediaplex and AdWare for the years ended December 31, 2000 and 1999 and have been prepared as though the entities had been combined as of January 1, 2000 and 1999, respectively. The unaudited pro forma results do not reflect any nonrecurring charges that resulted directly from the transaction.

                                                              Years Ended
                                                             December 31,
                                                           ------------------
                                                             2000      1999
                                                           --------  --------
                                                              (unaudited)
   Revenues............................................... $ 68,918  $ 34,878
   Net loss............................................... $(41,762) $(30,589)
   Net loss per share--basic and diluted.................. $  (1.21) $  (1.84)
   Shares used to compute net loss per share--basic and
    diluted...............................................   34,428    16,639

   On March 25, 1999, the Company acquired Netranscend Software, Inc., a Java-based business automation solutions software company, for a non-interest note payable of $430,000, due in four annual installments (Note 6) beginning on the first anniversary of the acquisition, and 1,979,000 shares of the Company's common stock with an estimated fair value of $1.29 per share. The Company incurred transaction costs of $68,000.

                                MEDIAPLEX, INC.

   The acquisition was accounted for using the purchase method of accounting. Immediately after the acquisition, Netranscend was liquidated into the Company. The aggregate purchase price of $3.0 million, together with $16,000 of net liabilities assumed, has been allocated based on the fair value of the assets acquired. Goodwill and intangible assets, consisting of proprietary technology, totaling $3.0 million are being amortized over three years.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company has cash equivalents and short-term investment policies that require placement of these funds in financial institutions evaluated as highly credit-worthy. The Company's credit risk is mitigated by the Company's ongoing credit evaluation of its customers' financial condition. The Company does not require collateral or other security to support accounts receivable and maintains an allowance for doubtful accounts. At December 31, 2000, one agency represented 22% of outstanding accounts receivable. One agency accounted for 12% of the outstanding accounts receivable at December 31, 1999. No one customer accounted for more than 10% of revenue for the year ended December 31, 2000. Two customers accounted for 22% and 77% of revenues for the years ended December 31, 1999 and 1998.

 Risks and Uncertainties

   The Company is subject to all of the risks inherent in an early stage company in the Internet advertising industry. These risks include, but are not limited to, a limited operating history, its ability to raise capital, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

   The Company has incurred substantial losses and negative cash flow from operations since inception. As of December 31, 2000 the Company has an accumulated deficit of $77,045,000. The Company believes that their working capital will provide adequate liquidity to fund their operations and meet their other cash requirements until at least March 31, 2002. The Company is however subject to unanticipated developments in the short term, such as the entry into agreements which may require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, these may necessitate additional financing. The Company may seek to raise additional funds through public or private debt or equity financings in order to:

  .  fund their operations and capital expenditures;

  . take advantage of favorable business opportunities, including geographic;

  .  expansion or acquisitions of complementary businesses or technologies;

  .  develop and upgrade their technology infrastructure;

                                MEDIAPLEX, INC.

  .  reduce outstanding debt;

  .  develop new product and service offerings;

  .  take advantage of favorable conditions in capital markets; or

  .  respond to competitive pressures.

   The capital markets, and in particular the public equity market for Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. The Company cannot assure that additional financing will be available on favorable terms, or at all.


 Cash, Cash Equivalents and Investments in Marketable Securities

   All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

   The Company's financial instruments include cash and cash equivalents, borrowings and accounts payable, and are carried at cost, which approximates their fair value due to their short-term maturities.

   The Company classifies its investments in marketable securities as available-for-sale. Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of estimated tax, reported as a separate component of stockholders' equity. Unrealized gains at December 31, 2000 were $9,000. The Company recognizes gains and losses when securities are sold using the specific identification method. For the years ended December 31, 2000, 1999, and 1998, the Company did not recognize any material gains or losses upon the sale of securities.

                                MEDIAPLEX, INC.

   At December 31, 2000, cash and cash equivalents and short-term investments consist of the following:

                                                                     Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Losses     Gains      Value
                                       ------- ---------- ---------- ---------
   Cash and cash equivalents:
     Cash............................. $ 2,153   $ --       $ --      $ 2,153
     Money market funds...............  22,741     --         --       22,741
     Municipal and government
      securities......................   5,000     --         --        5,000
     Commercial paper.................   5,000     --         --        5,000
                                       -------   -----      -----     -------
                                       $34,894   $ --       $ --      $34,894
                                       =======   =====      =====     =======
   Short-term investments:
     Municipal and government
      securities...................... $15,900   $ --       $ --      $15,900
     Corporate bonds..................   2,392     --           5       2,397
     Commercial paper.................   3,947     --           4       3,947
                                       -------   -----      -----     -------
                                       $22,239   $ --       $   9     $22,244
                                       =======   =====      =====     =======

   At December 31, 1999, cash and cash equivalents and short-term investments consist of the following:

                                                                       Cost
                                                                      -------
   Cash and cash equivalents:
     Cash............................................................ $(1,766)
     Money market funds..............................................   2,335
     Commercial paper................................................  77,483
                                                                      -------
                                                                      $78,052
                                                                      =======
   Short-term investments:
     Commercial paper................................................ $ 9,913
                                                                      -------
                                                                      $ 9,913
                                                                      =======

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

 Goodwill and Intangible Assets

   Goodwill and intangible assets consist of the excess of the purchase price paid over the value of identified intangible and tangible net assets resulting from the acquisition of AdWare Systems, Inc. and Netranscend Software, Inc. Due to the rapid technological changes occurring in the Internet industry, the goodwill and intangible assets are amortized using the straight-line method over three years, the period of expected benefit. Valuation of goodwill and intangible assets is based on forecasted discounted cash flows and is reassessed periodically. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

                                MEDIAPLEX, INC.

 Impairment of Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2000, the Company recorded a loss of $946,000 due to the impairment of assets, of which $200,000 related to the restructuring of the Company in December 2000.

 Revenue Recognition

   Revenues are generated primarily from fixed fees for campaign management services. Advertising revenues are recognized ratably as impressions are delivered over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically includes guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of a pro rata portion of the corresponding revenues until the remaining guaranteed impression levels are achieved.

   Amounts payable to third-party websites for providing advertising space are recorded as cost of revenues in the period the advertising impressions are delivered.

   The Company also generates revenue from application management services and professional services. Application management services revenue consists of monthly recurring fees for hosting services and is recognized as the services are performed. The Company's application management services provide customers rights to access applications, hardware for the application access, customer service, and rights to enhancements and updates. The Company's customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenues by the Company in the month or quarter in which minimum volume is exceeded.

 Deferred Revenues

   Deferred revenues consist of fees received or billed in advance of the delivery of the services. These revenues are recognized when the services are provided.

 Research and Development Expenses

   Research and development expenses and enhancements to existing products are charged to operations as incurred. Software development costs are required to be capitalized once a working model has been established and ending when a product is available for general release to customers. For the year ended December 31, 2000, we have incurred substantial cost associated with enhancing our products. As such, we capitalized $472,000 in software development costs, which are being amortized over a three-year period. During the year ended December 1999, completion of a working model of the Company's products and general release substantially coincided. As a result, the Company did not capitalize any software development costs for the year ended December 1999.

 Advertising Expenses

   The Company expenses the cost of advertising and promoting its services as incurred. These costs are included in sales and marketing on the statements of operations. For the year ended December 31, 2000, the

                                MEDIAPLEX, INC.

company incurred approximately $1.9 million in advertising expenses. The Company did not incur any advertising and promoting expense during the years ending December 31, 1999 and 1998.

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

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

   The Company amortizes stock-based compensation recorded in connection with certain stock option grants over the vesting periods of the related options, generally four years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28.

 Income Taxes

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Numerator:
     Net loss attributable to common
      stockholders............................... $(37,479) $(21,815) $(2,019)
                                                  --------  --------  -------
   Denominator:
     Weighted average common shares..............   33,837    15,527    8,186
     Weighted average unvested common shares
      subject to repurchase......................      (81)     (100)     --
                                                  --------  --------  -------
     Denominator for basic and diluted
      calculation................................   33,756    15,427    8,186
                                                  ========  ========  =======
   Net loss per share-
     basic and diluted........................... $  (1.11) $  (2.34) $ (0.25)
                                                  --------  --------  -------

                                MEDIAPLEX, INC.

   The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000      1999     1998
                                                    -------- --------- -------
   Weighted average effect of common stock
    equivalents:
     Stock options.................................    7,538     8,121    410
     Warrants......................................      484       825    --
     Unvested common stock subject to repurchase...       81       100    --
     Convertible preferred stock...................      --      3,965    --
                                                    -------- --------- ------
                                                       8,103    13,011    410
                                                    ======== ========= ======

 Comprehensive Income

   Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 2000, the Company has $9,000 in unrealized gains on short-term investments and has reported such gains in comprehensive income.

 Segment Information

   The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in a single business segment providing a range of advertising technology services in the United States.

 Reclassifications

   Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

2. Recently Issued Accounting Standards

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board ("APB") Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 regarding the definition of employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation have been applied prospectively. The adoption of this interpretation did not have a material impact on our financial position, results of operations or cash flows.

   In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the

                                MEDIAPLEX, INC.

recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. The adoption of these SABs did not have a material impact on our financial position, results of operations or cash flows.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. There was no significant impact from the adoption of this pronouncement on January 1, 2001.

3. Balance Sheet Data

   Accounts receivable as of December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                           December 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      -------  -------  ------
   Accounts receivable............................... $18,202  $11,233  $1,066
   Beginning balance: Allowance for sales credits....  (2,577)     (92)    --
     Additions charged against revenue...............  (7,165)  (3,327)   (126)
     Deductions......................................   8,128      842      34
                                                      -------  -------  ------
       Ending balance: Allowance for sales credits...  (1,614)  (2,577)    (92)
   Beginning balance: Allowance for bad debts........  (1,027)     (37)    (20)
     Additions charged to expenses...................  (1,583)  (1,038)    (17)
     Deductions......................................     173       48     --
                                                      -------  -------  ------
       Ending balance: Allowance for bad debts.......  (2,437)  (1,027)    (37)
                                                      -------  -------  ------
         Accounts receivable, net:................... $14,151  $ 7,629  $  937
                                                      =======  =======  ======

   Property and equipment as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                December 31,
                                                    Estimated  ----------------
                                                   Useful Life   2000     1999
                                                   ----------- --------  ------
   Property and equipment, net:
   Computer equipment and software...............     3 years  $ 14,216  $4,005
   Furniture.....................................     3 years       952     461
   Other.........................................   3-5 years       325      16
     Less: Accumulated depreciation..............                (3,603)   (443)
                                                               --------  ------
                                                               $ 11,890  $4,039
                                                               ========  ======

   Depreciation and amortization expense related to property and equipment was $3.5 million, $457,000 and $55,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                MEDIAPLEX, INC.

   Goodwill and intangible assets as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Goodwill and intangible assets, net:
   Goodwill and intangible assets............................ $ 26,228  $ 3,010
     Less: Accumulated amortization..........................   (5,418)    (753)
                                                              --------  -------
                                                              $ 20,810  $ 2,257
                                                              ========  =======

   Amortization of goodwill and intangible assets was $4.7 million and $753,000 for the years ended December 31, 2000 and 1999, respectively.

   Accrued liabilities as of December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Accrued liabilities:
     Accrued cost of revenues................................ $ 10,943  $ 6,102
     Accrued payroll-related costs...........................    1,084      725
     Other accrued liabilities...............................    2,317    1,082
                                                              --------  -------
                                                               $14,344  $ 7,909
                                                              ========  =======

4. Income Taxes

   The Company has incurred losses from inception through December 31, 2000.
Management believes that, based on its history of losses and other factors, the weight of available evidence indicates it is more likely than not that the Company will not be able to realize its deferred tax assets. Thus, a full valuation reserve has been recorded at December 31, 2000 and 1999. The
Company's net deferred tax asset is comprised as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Net operating loss carryforwards.......................... $ 14,212  $ 2,900
   Deferred stock compensation...............................    1,655    2,509
   Accrued liabilities.......................................    2,106    2,010
   Intangible basis difference...............................    1,010      --
   Capitalized research and development......................      480      --
   Other.....................................................      583      165
                                                              --------  -------
                                                                20,046    7,584
   Less valuation allowance..................................  (20,046)  (7,584)
                                                              --------  -------
   Net deferred tax asset.................................... $    --   $   --
                                                              ========  =======

   As of December 31, 2000, the Company has net operating loss carryforwards of approximately $38.7 million and $18.3 million for federal and state income tax purposes, respectively. The carryforwards will begin to expire in 2011 and 2004 for federal and state income tax purposes, respectively. For federal and state income tax purposes, a portion of the Company's net operating loss may be subject to certain limitations on annual utilization due to changes in ownership, as defined by federal and state tax laws. The amount of such limitations, if any, has not yet been determined.

                                MEDIAPLEX, INC.

   The components of income tax provision are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred:
     Federal................................................. $ 11,790  $ 5,058
     State...................................................      672    1,469
                                                              --------  -------
       Total deferred........................................   12,462    6,527
   Change in valuation allowance.............................  (12,462)  (6,527)
                                                              --------  -------
       Total................................................. $    --   $   --
                                                              ========  =======

   The principal items accounting for the difference between income taxes computed at the U.S. statutory rate and the provision for income taxes are as follows (in thousands):

                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
   U.S. statutory rate.....................................  34.0%  34.0%  34.0%
   State taxes.............................................   3.8    4.2    --
   Permanent difference....................................  (6.1)  (9.6)  (9.8)
   Adjustment to increase valuation allowance..............   0.4    0.6  (24.2)
   Research and development credits........................ (33.3) (29.9) (24.2)
   Other...................................................   1.2    0.7    --
                                                            -----  -----  -----
                                                              --     --     --
                                                            =====  =====  =====

5. Restructuring expense

   In December 2000, the Company announced a restructuring program intended to respond to market changes by reducing the overall cost structure. In connection with this program, the Company recorded a restructuring charge of $1.9 million, in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.". Of the total, approximately $1.6 million related to employee termination costs covering approximately 70 positions from its sales, development and administrative organization. The remaining charges related to the write-down of excess and obsolete computer equipment and a provision for closing certain facilities. As of December 31, 2000, all terminations were completed and $1.2 million of the charges were paid. As of December 31, 2000, a restructuring charge of $700,000 remained accrued, primarily relating to ongoing scheduled severance payments and pending lease cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of the first quarter in 2001.

                                MEDIAPLEX, INC.

6. Notes Payable to Stockholders

   The Company's notes payable to stockholders consisted of the following (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
   Note payable to stockholder.................................. $  300  $  390
   Less current portion.........................................   (110)   (110)
                                                                 ------  ------
                                                                  $ 190  $  280
                                                                 ======  ======

   In connection with the Netranscend Software, Inc. acquisition in March 1999, the Company agreed to pay $430,000 as a part of the purchase consideration. This note is payable over four years, the first payment of $110,000 was paid during March 2000, $110,000 is due in March 2001, $100,000 is due in March 2002 and $110,000 is due in March 2003. The note payable has been recorded at $373,000, net of a discount. The discount will be amortized as interest expense over the four-year term of the note.

   The Company incurred interest expense of $21,000, $18,000 and $17,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in connection with the notes payable to stockholders.

7. Commitments and Contingencies

 Lease Agreements

   The Company leases office space under noncancelable operating lease agreements that expire in 2005. The terms of the leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

   Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows (in thousands):

                                                               Operating
   Year Ended December 31,                                      Leases   Capital
   -----------------------                                     --------- -------
   2001......................................................   $2,846    $ 353
   2002......................................................    2,600      208
   2003......................................................    2,135       53
   2004......................................................    1,666       33
   2005 and thereafter.......................................      153      --
                                                                ------    -----
   Total minimum lease payments..............................   $9,400      647
                                                                ======
     Less amount representing interest.......................               (45)
                                                                          -----
   Present value of minimum capital lease obligations........               602
     Less current portion....................................              (334)
                                                                          -----
                                                                          $ 268
                                                                          =====

   Rent expense was $2.5 million, $630,000, and $93,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                                MEDIAPLEX, INC.

 Severance Payments

   As of December 31, 2000, the Company has employment agreements under which the employees would be entitled to receive severance payments totaling $460,000 if their employment were terminated under certain conditions. The Company paid a total of $1.3 million in severance for the year ended December 31, 2000.

 Legal Proceedings

   From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

8. Stockholders' Equity (Deficit)

 Common Stock

   The Company is authorized to issue 40,000,000 shares of common stock. In August 1999, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 150,000,000 shares.

   In November 1999, the Company completed a public offering of 6,900,000 shares of common stock generating proceeds of $75.4 million, net of issuance costs of $7.4 million.

   The Company recognizes stock-based compensation upon the issuance of common stock for less than the deemed fair market value, upon the issuance of common stock in exchange for services, and upon the acceleration of unvested shares. Accordingly, the Company recorded stock-based compensation of $11.3 million, $252,000 and $151,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

 Convertible Preferred Stock

   The Company is authorized to issue 10,000,000 shares of preferred stock. In 1999, the Company issued 1,206,000 shares as Series A preferred stock, 4,775,000 shares as Series B preferred stock and 4,000,000 shares as Series C preferred stock. All outstanding preferred stock was converted into the Company's common stock on November 19, 1999, upon the completion of its initial public offering.

   In August 1999, the Company recorded a preferred dividend of $14.4 million which represents the difference between the deemed fair value of the Company's common stock and the purchase price of $3.59 per share of the Series C convertible preferred stock.

 Treasury Stock

   In December 2000, the board of directors authorized the Company to repurchase 858,542 shares of common stock from former employees to rescind the stock option exercises performed by such former employees earlier in 2000. The Company purchased the shares at the exercise price of the options for a total of approximately $703,000. These treasury shares will be used for future stock option exercises. Any excess of acquisition cost of the shares over the proceeds from reissuance will be charged to additional paid in capital. The Company recorded a non-cash stock-based compensation charge of $626,000 in relation to the repurchase. This charge is due to repurchasing shares at a price that was less than the fair market value at the date of repurchase and for the remeasurement of options that continued to be exercisable.

                                MEDIAPLEX, INC.

 Warrrants

   In January 1999, the Company issued a warrant to an employee to purchase 500,000 shares of common stock at $0.50 per share. The warrant became exercisable only upon completion of certain milestones that were primarily related to achievement of certain levels of earned revenues.

   As of December 31, 1999, all milestones were completed and the warrant to purchase 500,000 shares became exercisable. Accordingly, the Company recorded compensation expense in the amount of $2,040,000 based on the difference between the exercise price and the fair value of the Company's common stock on the date the milestones were met. As of December 31, 2000 this warrant remains unexercised.

   In June 1999, in connection with services provided related to the issuance of Series B preferred stock, the Company granted warrants to two non-employees, exercisable for 275,000 and 100,000 shares of common stock at exercise prices of $2.00 per share and $0.50 per share, respectively. These warrants are exercisable by the holder at any time until June 2002. These warrants could be exercised either with cash or on a net issuance basis, where the number of shares to be issued is determined by the fair market value of the corresponding stock on the date of exercise. The holder of the warrant is not entitled to any voting rights. The fair value of the warrants calculated using Black-Scholes model was $432,000 and has been included in the offering costs of the Series B convertible preferred stock. These warrants were exercised during the year ended December 31, 2000. Under the net issuance method, 243,135 shares were exercised using 6,865 shares with a fair value of $50.98 per share in April 2000. An additional 125,000 were issued in exchange for cash at $2.00 per share in June 2000.

 1997 Stock Plan

   The Company's 1997 Stock Plan provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights.

   In November 1998, the Company granted options to purchase 506,000 shares of common stock with exercise prices ranging from $0.05 to $0.50 to both former and current employees for services previously rendered under the 1997 Stock Plan. The options granted to former employees were immediately exercisable until February 1999. At December 31, 2000, 180,000 shares granted to employees were exercisable. For those options granted to current employees, the Company recorded $193,390 in deferred stock compensation for the difference between the exercise price and the assumed fair value of the common stock at the measurement date. For the years ended December 31, 2000, 1999 and 1998, the Company recorded stock compensation expense of $16,000, $35,000 and $140,000, respectively.

   The Company recorded $286,000 for the fair value for the options granted to former employees as stock-based compensation expense during 1998. The fair value of the options granted to the former employees was determined using a Black-Scholes option-pricing model using a weighted average risk-free rate of 4.65%, weighted average expected life of three months and price volatility of 103%. No dividend yield was assumed as the Company has not paid dividends and has no plans to do so.

   Options generally become exercisable in equal increments over a four-year vesting period and expire at the end of ten years from the date of the grant, or sooner if terminated by the Board of Directors.

 The Amended and Restated 1999 Stock Plan

   In February 1999, the Company adopted the 1999 Stock Plan (the "1999 Plan"). Options granted under the 1999 Plan may be either incentive stock options ("ISOs") or nonstatutory stock options ("NSOs"). ISOs

                                MEDIAPLEX, INC.

may be granted only to Company employees. NSOs may be granted to Company employees, directors and consultants. The Company originally reserved 9,000,000 shares of common stock for issuance under the 1999 Plan. The 1999 Plan was amended in August 1999, raising the number of shares reserved for issuance to 12,000,000. In June 2000, the stockholders approved an increase in the number of shares reserved for issuance to 13,000,000. Commencing January 1, 2001, the number of shares reserved for issuance under the 1999 Plan will be increased by an amount equal to the least of (a) 2,500,000 shares, (b) 5% of the outstanding shares or (c) an amount determined by our board of directors.

   In the case of ISOs granted to an employee who, at the time of the option was granted, owns stock representing more than 10% of the voting power of all classes of stock, the term of the option cannot exceed five years. The exercise price of an ISO or NSO may not be less than 100% or 85%, respectively, of the estimated fair value of the underlying stock on the date of grant and the exercise price of an ISO or NSO granted to a 10% shareholder may not be less than 100% of the estimated fair value of the underlying stock on the date of grant. Options generally become exercisable in equal increments over a four-year vesting period and expire at the end of ten years from the date of grant, or sooner if terminated by the Board of Directors. If an employee's employment with the Company is terminated prior to full vesting of the stock, the Company reverses any previously recorded stock-based compensation on the cancellation of unvested shares. For the year ended December 31, 2000, the Company reversed $2.2 million of such charges.

   For the year ended December 31, 1999, the Company recorded deferred stock compensation of $9.7 million in connection with stock option grants to employees and $5.8 million related to options granted to non-employees. The deferred stock compensation charge of $15.5 million is being amortized over the vesting periods of the related stock options through 2003. The fair value of the options granted to the non-employees was determined using Black-Scholes option-pricing model using a weighted average risk-free rate of 4.60%, a weighted average expected life of 1.5 years and price volatility of 77%. No dividend yield was assumed as the Company had not paid dividends and had no plans to do so. The stock options issued to non-employees require the Company to account for them as variable awards which requires remeasurement of the deferred expense for the unvested portion of the options each interim period based on the then fair value of the Company's common stock until they vest.

                                MEDIAPLEX, INC.

   The following table summarizes option activity through December 31, 2000 (in thousands, except per share data):

                                                 Options Outstanding
                                    ----------------------------------------------
                                                                          Weighted
                           Shares                                         Average
                         Available   Number                    Aggregate  Exercise
                         For Grants of Shares  Exercise Price    Price     Price
                         ---------- --------- ---------------- ---------  --------
Shares authorized under
 the 1997 plan..........      506        --
Granted.................     (506)       506  $0.05 -- $  0.50 $     36    $ 0.07
                          -------    -------                   --------
Balance, December 31,
 1998...................      --         506  $0.05 -- $  0.50       36    $ 0.07
Shares authorized under
 the 1999 plan..........   12,000        --
Granted.................   (9,664)     9,664  $0.50 -- $ 67.88   11,028    $ 1.14
Cancelled...............      254       (254) $0.50 -- $  8.00     (594)   $ 2.34
Exercised...............      --        (439) $0.05 -- $  3.25     (374)   $ 0.84
                          -------    -------                   --------
Balance, December 31,
 1999...................    2,590      9,477  $0.05 -- $ 67.88   10,096    $ 1.07
Shares authorized under
 the 1999 plan..........    1,000        --
Granted.................   (4,399)     4,399  $0.50 -- $102.00  111,398    $25.32
Cancelled...............    3,271     (3,271) $0.05 -- $ 92.72  (50,237)   $15.36
Exercised...............      --      (2,555) $0.05 -- $  6.50   (1,781)   $ 0.70
Repurchased.............      --         859  $0.05 -- $  3.25      703    $ 0.82
                          -------    -------                   --------
Balance, December 31,
 2000...................    2,462      8,909  $0.05 -- $102.00   70,179    $ 7.88
                          =======    =======                   ========

   The following table summarizes information for stock options outstanding at December 31, 2000 (in thousands, except per share data and contractual life data):

                                       Options Outstanding          Options Exercisable
                              ------------------------------------- --------------------
                                          Weighted Average Weighted             Weighted
                                             Remaining     Average              Average
                                Number    Contractual Life Exercise   Number    Exercise
   Range of Exercise Prices   Outstanding     (Years)       Price   Exercisable  Price
   ------------------------   ----------- ---------------- -------- ----------- --------
      $0.05-$0.50..........      5,428          8.1         $ 0.49     4,718     $ 0.48
      $1.25-$3.00..........      1,055          9.7         $ 2.58        81     $ 2.27
      $3.25-$6.50..........        548          9.3         $ 3.74       126     $ 3.32
     $7.19-$12.50..........        563          9.3         $ 9.92        67     $ 8.48
    $13.44-$22.69..........        732          9.4         $20.24       --         --
    $31.94-$55.75..........        100          9.3         $43.79         1     $48.83
   $61.00-$102.00..........        483          9.2         $78.61        29     $78.44
                                 -----                                 -----
                                 8,909                                 5,022
                                 =====                                 =====

   The Company did not grant any options under the 1997 Stock Plan during the years ended December 31, 2000 or 1999. In connection with stock option grants made under the Amended and Restated 1999 Stock Plan, the Company recorded total stock compensation of $3.5 million and $9.0 million for the years ended December 31, 2000 and 1999, respectively. In connection with variable stock options requiring remeasurement during the year ended December 31, 2000, the Company reduced its stock-based compensation by $1.7 million due to the decline in the fair value of the Company's common stock.

   Under SFAS No. 123, the Company is required to calculate the pro forma fair market value of options granted to employees and report the impact that would result from recording the compensation expense. The

                                MEDIAPLEX, INC.

fair value of option grants has been estimated on the measurement date using the Black-Scholes option-pricing model. The weighted average expected life was calculated based on the vesting period and the expected life at the date of grant. The risk-free interest rate was calculated based on rates prevailing during the grant periods and expected lives of options at the date of grants. No dividend yield was assumed as the Company has not paid dividends and has no plans to do so.

   The weighted average fair values of options granted for the years ended December 31, 2000 and 1999 was $27.81 and $1.80, respectively, on the grant date with the following weighted average assumptions:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Expected dividend yield....................................       0%       0%
   Risk-free interest rate....................................    6.23%    5.14%
   Expected life.............................................. 3 years  3 years
   Volatility.................................................     158%     118%

   Had compensation expenses for option grants to employees been determined under SFAS No. 123 the Company's net loss would have been as follows (in thousands, except per share data):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss attributable to common stockholders--
    as reported................................... $(37,479) $(36,175) $(2,019)
   Net loss attributable to common stockholders--
    SFAS No. 123 adjusted......................... $(62,586) $(38,365) $(2,019)
   Net loss per share attributable to common
    stockholders--basic and diluted as reported... $  (1.11) $  (2.34) $ (0.25)
   Net loss per share attributable to common
    stockholders--basic and diluted SFAS No. 123
    adjusted...................................... $  (1.85) $  (2.49) $ (0.25)

   The pro forma net loss disclosures made above are not necessarily representative of the effects on pro forma net income (loss) for future years as options typically vest over several years and additional option grants are expected to be made in future years.

9. Related Party Transactions

   In June 1999, the Company entered into an agreement with a former employee and stockholder, under which the stockholder will receive commissions on the net proceeds (defined as gross revenue minus associated costs) generated from certain customers. The agreement was renewed in July 2000 for the period through December 2000. The Company expensed $303,000 and $680,000 for the years ended December 31, 2000 and 1999 related to this agreement.

   In January 1999, the Company converted $12,000 of the payables to founders into 200,000 shares of common stock in connection with the founder's exercise of stock options.

   In May 1998, the Company entered into a sublease agreement, on a month-to-month basis, for office space with a stockholder, who was the original tenant of the office space. The Company paid $80,000 and $41,000 during the years ended December 31, 1999 and 1998, respectively, to the stockholder.

   During 1998, $12,000 was paid to the founders for expenses incurred on behalf of the Company. In 1998, a founder advanced the Company $50,000, which the Company repaid in full in 1999.

                                MEDIAPLEX, INC.

   The Company incurred expenses of $197,000 for the year ended December 31, 1998 in connection with legal and consulting services performed by a law firm affiliated with a stockholder.

10. Employee Benefit Plan

   The Company maintains a retirement and deferred savings plan for its employees (the "401(k) Plan") that is intended to qualify as a tax-qualified plan under the Internal Revenue Code. The 401(k) Plan provides that each participant may contribute up to 15% of his or her pre-tax gross compensation up to a statutory limit. All amounts contributed by participants and earnings on these contributions are fully vested at all times. To date, the Company has not made discretionary contributions to the 401(k) Plan.

11. Employee Stock Purchase Plan

   In August 1999, the Board of Directors adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") effective on the date of the Company's initial public offering. As of December 31, 2000, the Company had reserved 400,000 shares for issuance under the Purchase Plan. In February 2001, the Company reserved an additional 400,000 shares for issuance.. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not a 5% or greater stockholders. Under the Purchase Plan, eligible employees may select a rate of payroll deduction of up to 10% of their compensation subject to certain maximum purchase limitations. The Purchase Plan will be implemented in a series of overlapping twenty-four month offering periods beginning on the effective date of the Company's initial public offering. Subsequent offering periods will begin on the first trading day on or after May 1 and November 1 of each year. Purchases will occur on each April 30 and October 31 (the "purchase dates") during each participation period. Under the Purchase Plan, eligible employees will be granted an option to purchase shares of common stock at a purchase price equal to 85% of the fair market value per share of common stock on either the start date of the offering period or the end date of the offering period, whichever is less. If the fair market value of the common stock at the end of the purchase period is lower than the fair market value on the start date of that offering period, then all participants in that offering period will be automatically withdrawn from such offering period and re-enrolled in the offering period immediately following.

   For the year ended December 31, 2000, the company issued a total of 114,414 shares under the Purchase Plan at purchase prices ranging from $1.83 to $10.20 per share. The shares were issued at an average price of $4.98 per share for a total of $570,000.

12. Subsequent Events

   In January 2000, the Company entered into employment agreements whereby it granted options to purchase 776,000 shares of the Company's common stock to two officers of the Company. Of these shares, 225,000 are contingent and vest upon the completion of certain milestones.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Reference is made to the information appearing under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 30, 2001, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Reference is made to the information appearing under the caption "Executive Compensation" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 30, 2001, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Reference is made to the information appearing under the caption "Security Ownership" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 30, 2001, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Reference is made to the information appearing under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Related Party Transactions" contained in Mediaplex's proxy statement to be mailed to stockholders on or about April 30, 2001, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) 1. FINANCIAL STATEMENTS

     See Item 8, above.

     2. FINANCIAL STATEMENT SCHEDULES

     See Item 8, above.

     3. EXHIBITS

 Number                               Description
 ------                               -----------
  1.1*  Form of Underwriting Agreement

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

 10.7*  Employment Agreement with Gregory R. Raifman, dated February 19, 1999.

 10.8*  Employment Agreement with Jon L. Edwards, dated February 19, 1999.

 10.9*  Employment Agreement with Walter Haefeker, dated February 19, 1999.

 10.10* Employment Agreement with Ruiqing "Barclay" Jiang, dated March 24,
        1999.


 Number                                Description
 ------                                -----------
 10.11*  Employment Agreement with Sandra L. Abbott, dated August 6, 1999.

 10.12+  Employment Agreement with Michael E. Stanek, dated March 7, 2000.

 10.13+  Employment Agreement with Brian Powley, dated September 21, 1999.

 10.14+* Technology Integration and Services Agreement between the Registrant and DoubleClick, Inc., dated July 22, 1999, and Letter Amendment, dated November 17, 1999.

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

 23.1    Consent of PricewaterhouseCoopers LLP, independent accountants.

 24.1    Power of Attorney (See page 60)

--------
* Incorporated by reference to Mediaplex's Registration Statement on Form S-1 (File No. 333-86459) declared effective on November 19, 1999.
+ Incorporated by reference to Mediaplex's Registration Statement of Form S-1 (File No. 333-32754).
+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

   (B) REPORTS ON FORM 8-K

   We filed a Report on Form 8-K, Item 2, on August 2, 2000, announcing a Share Acquisition Agreement, dated as of June 30, 2000, with The Interpublic Group of Companies, Inc., a Delaware corporation ("IPG"), McCann-Erickson USA, Inc., a Delaware corporation and wholly-owned subsidiary of IPG ("McCann") and AdWare Systems, Inc., a Kentucky corporation and wholly-owned subsidiary of McCann ("AdWare"), pursuant to which, on July 21, 2000, Mediaplex acquired all of the outstanding capital stock of AdWare. As a result of the Acquisition, AdWare became a wholly-owned subsidiary of Mediaplex. On October 4, 2000 we filed an amendment to this Form 8-K to amend Item 7(a) and Item 7(b) and to include certain pro forma financial statements.

   (C) EXHIBITS

     See Item 14(a)(3), above.

   (D) FINANCIAL STATEMENT SCHEDULES

     See Item 8, above.

                                    PART IV

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001                      MEDIAPLEX, INC.

                                                 /s/ Gregory R. Raifman
                                          By: _________________________________
                                                    Gregory R. Raifman
                                               Chairman and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory R. Raifman and Francis P. Patchel, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----


      /s/ Gregory R. Raifman           Chairman, President and      March 29, 2001
______________________________________  Chief Executive Officer
          Gregory R. Raifman            (Principal Executive
                                        Officer)


      /s/ Francis P. Patchel           Chief Financial Officer      March 29, 2001
 ______________________________________  (Principal Accounting
          Francis P. Patchel            Officer)

   /s/ Lawrence D. Lenihan, Jr.        Director                     March 29, 2001
 ______________________________________
       Lawrence D. Lenihan, Jr.

        /s/ Peter S. Sealy             Director                     March 29, 2001
 ______________________________________
            Peter S. Sealy

       /s/ James DeSorrento            Director                     March 29, 2001
 ______________________________________
           James DeSorrento

      /s/ A. Brooke Seawell            Director                     March 29, 2001
 ______________________________________
          A. Brooke Seawell

          /s/ Ira Carlin               Director                     March 29, 2001
 ______________________________________
              Ira Carlin

      /s/ Phillip Guarascio            Director                     March 29, 2001
______________________________________
          Phillip Guarascio