Form 10-Q
period 2001-03-31
MEDIAPLEX INC
filed 2001-05-11
CIK 1091621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the Quarter Ended March 31, 2001

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

                         177 STEUART STREET, SUITE 200
                        SAN FRANCISCO, CALIFORNIA 94105
                                 (415) 808-1900
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                              OUTSTANDING AT MAY 4, 2001
                  -----                              --------------------------
Common stock, par value $0.0001 per Share                36,000,523 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000.............................      3

         Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2001 and 2000 (unaudited)..............      4

         Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000 (unaudited)..............      5

         Notes to Interim Condensed Consolidated Financial Statements
          (unaudited)...................................................      6

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................      9

         Risk Factors...................................................     13

 Item 3. Quantitative and Qualitative Disclosure about Market Risk......     25

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..............................................   II-1

 Item 2. Changes in Securities and Use of Proceeds During the Reporting
          Period........................................................   II-1

 Item 3. Defaults Upon Senior Securities................................   II-1

 Item 4. Submission of Matters to a Vote of Security Holders............   II-1

 Item 5. Other Information..............................................   II-1

 Item 6. Exhibits and Reports on Form 8-K...............................   II-1

 Item 7. Signatures.....................................................   II-2

                                MEDIAPLEX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                         ASSETS
                         ------

Cash and cash equivalents............................... $ 21,677     $ 34,894
Short-term investments..................................   11,221       22,244
Restricted cash.........................................    1,122        1,106
                                                         --------     --------
    Total cash, cash equivalents, short-term
     investments, and restricted cash...................   34,020       58,244
Accounts receivable, net................................    9,519       14,151
Other current assets....................................    1,177        1,604
                                                         --------     --------
    Total current assets................................   44,716       73,999
Property and equipment, net.............................   11,445       11,890
Goodwill and intangible assets, net.....................   18,636       20,810
Long-term investments...................................   19,659          --
Other assets............................................    1,136        1,144
                                                         --------     --------
    Total assets........................................ $ 95,592     $107,843
                                                         ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Accounts payable...................................... $    861     $    923
  Accrued liabilities...................................    8,164       14,344
  Deferred revenue......................................      405          450
  Capital lease obligation, current portion.............      307          334
  Notes payable to stockholders, current portion........      100          110
                                                         --------     --------
    Total current liabilities...........................    9,837       16,161
Deferred revenue........................................      650          700
Capital lease obligation................................      354          268
Notes payable to stockholders...........................       94          190
Other liabilities.......................................       52           52
                                                         --------     --------
    Total liabilities...................................   10,986       17,371

Stockholders' Equity:
  Preferred stock, $0.0001 par value; authorized 10,000
   shares...............................................      --           --
  Common stock, $0.0001 par value; authorized 150,000
   shares; 36,820 and 35,941 shares issued as of March
   31, 2001 and December 31, 2000, respectively.........        4            4
  Additional paid-in capital............................  166,545      166,959
  Warrants..............................................    2,040        2,040
  Deferred stock compensation...........................     (308)        (792)
  Accumulated other comprehensive loss..................      184            9
  Treasury stock, at cost; 859 shares...................     (703)        (703)
  Accumulated deficit...................................  (83,157)     (77,045)
                                                         --------     --------
    Total stockholders' equity..........................   84,605       90,472
                                                         --------     --------
    Total liabilities and stockholders' equity.......... $ 95,592     $107,843
                                                         ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                             2001      2000
                                                            -------  --------
Revenues................................................... $ 7,974  $ 16,227
Cost of revenues...........................................   4,156    11,849
                                                            -------  --------
    Gross profit...........................................   3,818     4,378
Operating expenses:
  Sales and marketing......................................   3,066     6,029
  Research and development.................................   2,462     2,118
  General and administrative...............................   2,601    12,618
  Restructuring charges....................................     285       --
  Amortization of goodwill and intangibles.................   2,217       250
                                                            -------  --------
    Total operating expenses...............................  10,631    21,015
                                                            -------  --------
    Loss from operations...................................  (6,813)  (16,637)
Interest income, net.......................................     701     1,251
                                                            -------  --------
Net loss................................................... $(6,112) $(15,386)
                                                            =======  ========
Net loss per share--basic and diluted...................... $ (0.17) $  (0.48)
                                                            =======  ========
Weighted average shares used to compute net loss per
 share--basic and diluted..................................  35,701    31,771
                                                            =======  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
      Net loss............................................. $ (6,112) $(15,386)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization............................    3,853       647
  Allowance for sales credits and doubtful accounts........   (2,830)     (541)
  Stock-based compensation expense.........................     (301)   11,480
  Accretion of short and long-term investments.............      (69)     (281)
  Write-off of property and equipment......................     (152)      --
  Amortization of debt discount............................        4         6
  Changes in assets and liabilities:
    Accounts receivable....................................    7,469    (1,580)
    Other assets...........................................      454      (535)
    Accounts payable.......................................      (62)       45
    Accrued and other liabilities..........................   (6,101)    2,999
    Deferred revenue.......................................      (95)     (548)
                                                            --------  --------
      Net cash used in operating activities................   (3,942)   (3,694)
                                                            --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.......................     (470)   (2,518)
  Capitalization of research and development costs.........     (626)      --
  Purchase of short-term investments.......................  (12,195)  (30,007)
  Purchase of long-term investments........................  (19,584)      --
  Sale of short-term investments...........................   23,245     9,981
  Unrealized loss on cash equivalents......................      175       (34)
                                                            --------  --------
      Net cash used in investing activities................   (9,455)  (22,578)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options, warrants, and
   employee stock purchase plan............................      370       337
  Payments of capital lease obligations....................      (80)      --
  Payment of notes payable--stockholders...................     (110)     (110)
                                                            --------  --------
      Net cash provided by financing activities............      180       227
                                                            --------  --------
      Net (decrease)/increase in cash and cash
       equivalents.........................................  (13,217)  (26,045)
Cash and cash equivalents at beginning of period...........   34,894    78,052
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 21,677  $ 52,007
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

                                MEDIAPLEX, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activities and Summary of Significant Accounting Policies

 Nature of Business

   Mediaplex, Inc. ("Mediaplex"), together with its subsidiary, AdWare Systems, Inc. (the "Company"), serves the marketing communications industry by providing technology-based advertising and marketing services and offline media-management solutions for companies and advertising agencies that seek to optimize their marketing campaigns. Our service offerings include planning and execution of online media and marketing campaigns, proprietary third-party ad serving to advertisers, tracking and reporting of an advertiser's return on investment ("ROI"), including evaluation of online transactions, and media management applications. Our technology-based services enable companies to deliver customized online advertising messages in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
Numerator:
    Net loss attributable to common stockholders............ $(6,112) $(15,386)
                                                             -------  --------
Denominator:
  Weighted average common shares............................  35,768    31,867
  Weighted average unvested common shares subject to
   repurchase...............................................     (67)      (96)
                                                             -------  --------
  Denominator for basic and diluted calculation.............  35,701    31,771
                                                             =======  ========
    Net loss per share-basic and diluted.................... $ (0.17) $  (0.48)
                                                             =======  ========

                                MEDIAPLEX, INC.

   The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                                        Three
                                                                       Months
                                                                        Ended
                                                                      March 31,
                                                                     -----------
                                                                     2001  2000
                                                                     ----- -----
   Weighted average effect of common stock equivalents:
     Stock options.................................................. 2,188 8,429
     Warrants.......................................................   262   863
     Unvested common stock subject to repurchase....................    67    96
                                                                     ----- -----
                                                                     2,517 9,388
                                                                     ===== =====

 Interim Results and Basis of Presentation

   The unaudited consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations for the three month periods ended March 31, 2001 and 2000 and cash flows for the three month periods ended March 31, 2001 and 2000. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited consolidated financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-K filed on March 30, 2001. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

2. Restructuring Charges

   In December 2000, the Company announced a restructuring program intended to respond to market changes by reducing the overall cost structure. Of the $700,000 of accrued restructuring expenses remaining at December 31, 2001, the Company paid $535,000 during the first three months ended March 31, 2001. In addition, the Company incurred $285,000 related to payments for severance for additional involuntary termination of employees. The remaining cash outlay of $185,000 is expected to occur over the next nine months, primarily relating to pending lease cancellations.

3. Amended and Restated 1999 Stock Plan

   For the three month period ended March 31, 2001, the Company granted approximately 787,000 stock options under the Amended and Restated 1999 Stock Plan at exercise prices ranging from $0.63 to $2.00 per share, based on the fair market value of the underlying common stock at the respective times of grant. Vesting of certain of these options accelerate upon certain events as defined in each employment agreement.

4. Contingencies

   As of March 31, 2001, the Company has employment agreements under which the employees would be entitled to receive severance payments totaling $1.1 million if their employment were terminated under certain conditions.

5. Segment Reporting

   On January 1, 2001, in anticipation of outsourcing the Company's advertising campaign management services (Note 6), the Company began separately tracking its revenue sources. The Company operates in two segments: advertising campaign management services, or media services, and technology services, which includes adserving and application management services.

   The following table sets forth the revenues by segment (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                2001     2000
                                                              ------------------
   Revenues from:
     Media Services.......................................... $  4,049 $  15,937
     Technology Services.....................................    3,925       290
                                                              -------- ---------
       Total revenue......................................... $  7,974 $  16,227
                                                              ======== =========

6. Subsequent Events

   In May 2001, the Company signed an agreement with Exile On Seventh. The agreement includes the transition of the Company's media clients and media related service capabilities to Exile On Seventh. In addition to adserving fees, the Company will receive a commission on all media clients transitioned to Exile On Seventh. In a further effort to streamline the Company's vision as a technology-focused business, approximately 45 positions, or 20% of their workforce related to the former media business will be eliminated.
   In connection with this restructuring, the Company expects to record a restructuring charge of approximately $1.3 million, of which approximately $850,000 relates to employee termination costs and $450,000 to the write-down of excess computer equipment and the closing of additional facilities.

   In April 2001, the Company received a notice from the staff of The Nasdaq National Market that their common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice states that if between the date of the notice and July 3, 2001 the bid price of the Company's common stock does not close at or above $1.00 for at least 10 consecutive trading days, then their common stock could be delisted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the notes to such statements included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, these forward-looking statements are typically denoted in this quarterly report by words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. This quarterly report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section in this quarterly report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

   We provide technology solutions for both online and traditional, or offline, marketers. We utilize our proprietary technology, MOJO(R), to enhance our service offerings and expand our business. We plan to leverage the capabilities of our MOJO(R) technology to offer message management services, which enable advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real-time. Along with our subsidiary, AdWare Systems, Inc., we offer a suite of capabilities ranging from agency accounting to digital asset management.

   We currently provide advertising campaign management services for a fixed fee, which varies from client to client. This fee is principally based on the extent of services provided and the direct cost of media placement. This cost of purchasing advertising space on an Internet site is typically determined by the cost per thousand impressions, or times that an advertisement appears in pages viewed by users of our online products. Revenues from advertising campaign management services are recognized in the period that advertising impressions are delivered, or placed on an Internet site, provided that no significant obligations on our part remain at the end of the period and the collection of the resulting receivable is probable. Our obligations may include, for instance, guarantees of a minimum number of impressions. To the extent that significant obligations remain, we defer recognition of the corresponding portion of the revenues until these obligations are met.

   We also generate revenue from adserving, application management services and professional services. Adserving revenue and application management services revenue consists of monthly recurring fees for processing transactions on Internet sites and hosting the related services and is recognized as the services are performed. Our application management services provide customers rights to access applications, hardware and network for the application access, customer service, and rights to enhancements and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

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

   For the three months ended March 31, 2001, we capitalized $626,000 in software development costs.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for 1,211,921 shares of common stock with an estimated fair value of $23.8 million and $4 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition has been accounted for by the purchase method of accounting. We recorded $23.2 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

   We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, $37.5 million in 2000, and $6.1 million for the three month period ended March 31, 2001. At March 31, 2001, our accumulated deficit was $83.2 million, which includes a non-cash charge of $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

Results of Operations

   Revenues. Revenues decreased to $8.0 million for the three months ended March 31, 2001 from $16.2 million for the three months ended March 31, 2000. This decrease was due to the expected decrease in revenue generated from our media services that totaled $4.0 million in first quarter 2001, a decrease of $11.9 million compared to the three months ended March 31, 2000. Technology services revenue also totaled $4.0 million, an increase of 3.7 million compared to the three months ended March 31, 2000. Adserving impressions totaled 6.7 billion, up 48% from the seasonal high fourth quarter of 2000.

   Cost of Revenues. Cost of revenues decreased to $4.2 million, or 52.1% of revenues, for the three months ended March, 2001 from $11.8 million, or 73.0% of revenues, for the three months ended March 31, 2001. The decrease in cost of revenues in 2001 was primarily due to the decrease in our revenues generated from media services.

   Gross Profit. Gross profit decreased to $3.8 million, or 47.9% of revenues, for the three months ended March 31, 2001 from $4.4 million, or 27.0% of revenues, for the three months ended March 31, 2000. Although our revenues decreased by $8.2 million from 2000 to 2001, our gross profit decreased by only $600,000. This is reflective of the effect that technology services have on revenue. Revenues earned from the application management services have less direct cost than revenues earned from our media services, which incur the high costs of purchasing media space on Internet sites. The gross profit also benefited from one-time and non-recurring credits in the cost of media services and delivery costs totaling approximately $542,000.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses decreased to $3.1 million, or 38.4% of revenues, for the three months ended March 31, 2001, from $6.0 million, or 37.2% of revenues, for the three months ended March 31, 2000. This decrease sales and marketing expenses was primarily due to the significant cost savings realized under the restructuring plan implemented by the Company in December 2000. The number of sales and marketing personnel was 73 as of March 31, 2001 compared to 92 as of March 31, 2000. We expect that sales and marketing expenses will decrease in absolute dollars as a direct result of our exit from offering media services.

   Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff, network operations staff and fees for outside contractor services. Research and development expenses increased to $2.5 million, or 30.9% of revenues, for the three months ended March 31, 2001, from $2.1 million, or 13.1% of revenues, for the three months ended March 31, 2000. This increase in research and development expenses reflects our continued efforts to increase and expand our product offerings. During the three months ended March 31, 2001, our development group focused on our integration of MOJO(R) WORKS with ADWARE(R) FINANCIALS 6 and the release of MOJO(R) ASP. The integration of MOJO(R) WORKS with ADWARE(R) FINANCIALS 6 allows for the relevant financial online media campaign information that is stored in MOJO(R) WORKS to be passed on to ADWARE(R) FINANCIALS 6 seamlessly, without manual intervention. MOJO(R) ASP enables self-service creation, launching and tracking of banner campaigns for online and wireless mediums. The number of development engineers increased to 97 as of March 31, 2001 from 42 as of March 31, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and enhance our technology. Accordingly, we expect that research and development expenses will continue to increase.

   General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses decreased to $2.6 million, or 32.6% of revenues, for the three months ended March 31, 2001, from $12.6 million, or 77.8% of revenues, for the three months ended March 31, 2000. Included in the general and administrative expense for the three months ended March 31, 2000, was stock-based compensation of $10.6 million. The dollar increase in general and administrative expenses, excluding the stock-based compensation, was due primarily to the hiring of additional general and administrative personnel needed to support the consolidated company. We also have additional bad debt expense of $180,000 as a result of the current market status for the three months ended March 31, 2001. We had 45 general and administrative personnel as of March 31, 2001, compared to 27 persons as of March 31, 2000. We expect that general and administrative expenses will continue to decrease as a direct result of our exit from offering media services.

   For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. Total deferred stock compensation as of March 31, 2001 was $308,000.

   Restructuring Charges. In December 2000, management took certain actions to reduce employee headcount in order to better align its sales, development and administrative organization and to position the Company for profitable growth in the future consistent with management's long term objectives. We recorded $285,000, or 3.6% of revenues, during the three month period ended March 31, 2001 related to payments for severance for additional involuntary termination of employees.

   Amortization of Goodwill and Intangible Assets. Amortization expense was $2.2 million, or 27.8% of revenues, for the three months ended March 31, 2001 compared to $250,000, or 1.5% of revenues, for the three months ended March 31, 2000. Amortization expense increased due to the amortization of goodwill and intangible assets recorded in connection with our acquisitions of AdWare Systems, Inc. in July 2000 and Netranscend Software, Inc. in March 1999.

   Interest Income, Net. Interest income, net decreased to $701,000, or 8.8% of revenues, for the three months ended March 31, 2001 compared to $1.3 million, or 7.7% of revenues, for the three months ended March 31, 2000. The decrease in interest income, net was due to the decrease in cash and cash equivalents resulting from our operating loss. In addition, we realized less interest on our cash and cash equivalents due to the decrease in interest rates during the first three months of 2001.

   Net Loss. Net loss was $6.1 million for the three months ended March 31, 2001, and $15.4 million for the three months ended March 31, 2000. The decrease in net loss of $9.3 million from the three months ended

March 31, 2001 to the three months ended March 31, 2000 was primarily due to the decrease in stock-based compensation of $11.8 million, offset by an increase in amortization of goodwill and intangibles of $2.0 million relating to the acquisition of AdWare.

Liquidity and Capital Resources

   From our inception in September 1996 through October 1999, we financed our operations primarily through the private placements of preferred stock, through which we generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of March 31, 2001, we had $34.0 million in cash, cash equivalents, and restricted cash and $19.7 million in long-term investments. Due to the recent drop in interest rates, we recently invested in securities with longer maturities with fixed rates, but that would still allow for easy liquidation if necessary.

   Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $3.9 million and $3.7 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges and net increases in accounts receivable, offset by increases in accrued liabilities.

   Net cash used in investing activities for the three months ended March 31, 2001 and 2000 was $9.5 million and $22.6 million, respectively. Net cash used in investing activities in both periods presented was due to the acquisition of computer equipment and software, capitalization of research and development cost, and the investment of our proceeds from the public offering of our common stock into short-term and long-term investments.

   Net cash provided by financing for the three months ended March 31, 2001 and 2000 was $180,000 and $227,000, respectively. The net cash provided by financing activity primarily consisted of proceeds generated from the exercise of stock options, offset by payments of notes payables and capital lease obligations.

   Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures until at least June 30, 2002. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in the following section of this quarterly report. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

   On April 4, 2001, we received a notice from the staff of The Nasdaq National Market that our common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice states that if between the date of the notice and July 3, 2001 the bid price of our common stock does not close at or above $1.00 for at least 10 consecutive trading days, then our common stock could be delisted. Delisting of our stock could adversely affect or limit or restrict our ability to raise funds through stock issuances.

New Accounting Pronouncements

   Mediaplex continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the audited consolidated financial statements in the annual report on Form 10-K. No recently issued accounting standards had an impact during the three months ended March 31, 2001.

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

   We were founded in 1996 and only began selling our advertising campaign management services in April 1998. In mid-1999, we began deploying our MOJO technology in client advertising campaigns. Through March 31, 2001, we employed portions of our MOJO technology in 77 clients' campaigns. Although our subsidiary, AdWare, has an extensive operating history, we have less than one year of relevant integrated operations upon which you may evaluate our operations and financial prospects. Our limited integrated operating history makes it difficult to forecast our future operating results, and for you to evaluate our future revenue and income potential, as well as your investment in our common stock. In particular, our limited operating history makes it difficult to evaluate our ability to:

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

   We have not achieved profitability in any period to date and given the level of planned operating expenditures, we expect to continue to incur losses and negative cash flows for the foreseeable future. Our accumulated deficit as of March 31, 2001 was approximately $83.2 million. We incurred losses of $6.1 million in the three months ended March 31, 2001 and of $37.5 million, $21.8 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. If our revenues decrease or grow more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business will be harmed. Furthermore, if we are unable to generate a long-term profit, we will eventually have to cease operations.

 If we fail to maintain our listing on The Nasdaq National Market, your ability to buy or sell our common stock may be materially impaired.

   On April 4, 2001, we received a notice from the staff of The Nasdaq National Market that our common stock had failed to maintain the minimum bid price of $1.00 over the prior 30 trading days as required for continued listing on The Nasdaq National Market. The notice states that if between the date of the notice and July 3, 2001 the bid price of our common stock does not close at or above $1.00 for at least 10 consecutive trading days, then our common stock could be delisted. Since the date of the original notice and May 4, 2001, the bid price of our common stock has not closed above $1.00 for more than 10 consecutive days.

   Prior to any actual delisting, we will have an opportunity to request a hearing. At a hearing, we may present a plan demonstrating that we can comply with the continued listing requirements. At present, we have made no decision with respect to a course of action but will continue to evaluate alternatives. However, there can be no guarantee our stock will not be delisted.

   If our common stock is delisted from The Nasdaq National Market, we may or may not apply for listing on The Naqsdaq SmallCap Market, the OTC Bulletin Board or another quotation system or exchange on which we could qualify. Listing on another quotation system or exchange may negatively affect the price of our common stock because stocks trading on over-the-counter markets are typically less liquid and trade with larger variations between the bid and ask prices.

 We may need additional capital in the future to support our growth and additional financing may not be available to us.

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least June 30, 2002, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

   Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 2000, no individual client accounted for more than 10% of our revenues. In the first three months of 2001, McCann Erickson Worldwide and Sun Microsystems accounted for 22% and 18% of our revenues, respectively. At March 31, 2001, one ad agency through which we perform services for advertisers, accounted for 25% of our outstanding accounts receivable. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Advertisers typically purchase advertising that runs for a limited time under short-term arrangements ranging from 30 days to one year. Currently only a limited number of our clients purchase our advertising services under a long-term contract. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or ad agency could harm our financial condition. Further, our advertising agency customers may develop online message management capabilities in-house, thus eliminating their need for this aspect of our services.

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

   We believe that our future revenues are substantially dependent on the acceptance by clients of the use of our technologies, which we believe to be the cornerstone of our business. If our technologies do not perform as anticipated or otherwise do not attract clients to use our services, our operations will suffer. We began using our MOJO technology to provide advertising and direct marketing services in April 1999, and have only used portions of it in 77 clients' campaigns as of March 31, 2001. In addition, we have incurred and will continue to incur significant expense developing our technologies. If our revenues generated from the use of our technologies do not cover these development costs, our financial condition would suffer.

 Our MOJO technology is relatively new; if our MOJO technology does not continue to perform as anticipated, we would need to devote significant resources to address defects, and our reputation could be damaged.

   Our MOJO technology is complex and although it has had few performance problems to date, it may have errors, defects or performance problems in the future. In particular, we may encounter problems when it is updated to expand and enhance its capabilities. Although we have internally tested our MOJO technology extensively, we have only used it in 77 clients' campaigns as of March 31, 2001. Consequently, our technology may still malfunction or suffer from design defects. If our technology malfunctions or contains such defects, our services may not be reliable or compatible in certain online environments used by our clients. In such instances, we would need to devote significant resources to address these defects, and any problems could result in lost revenues and damage to our reputation.

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

   We have grown significantly since our inception. Future expansion could strain our management and other resources. As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving advertising market. Our failure to manage new growth could seriously harm our business. We have increased our number of employees from 161 at March 31, 2000 to 215 at March 31, 2001. In addition, we anticipate that we may expand international operations in the future.

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

   The volume of transactions delivered through our servers has increased from 1 million impressions per day in January 1999 to up to a high of 153 million impressions per day as of March 31, 2001, representing approximately 50% of our capacity at that date. Although to date we have not had difficulties in meeting demand for our services, further increases in the volume of transactions delivered through our servers could strain the capacity of our MOJO technology platform, which could lead to slower response times or system failures. This would adversely affect the availability of advertisements, the number of impressions received by advertisers and our revenues. If we do not effectively address capacity constraints or system failures, our business, results of operations and financial condition would be harmed.

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

   The net book value of goodwill as of March 31, 2001 was $19.7 million. It is our policy to assess the impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future discounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss.

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

   We intend to expand our international sales efforts in the future. We expect to initiate operations in selected international markets in the future. As of March 31, 2001, we had not generated any significant revenues from international operations. We have limited experience in marketing, selling and supporting our services abroad, and we consequently may not be successful in these international markets. Expansion into international markets will require extensive management attention and resources.

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

   We face intense competition in the Internet advertising services industry. The following categories represent current and potential competition:

  . ad serving product companies, such as Avenue A, L90, DoubleClick, Engage Technologies, including AdForce and AdKnowledge, and 24/7 Media;

  . email product providers, such as Net Incentives, DoubleClick, 24/7 Media, Message Media, Click Action, Radical Mail, and Digital Impact; and,

  . offline advertising technology providers, such as Donovan Data Systems and Encoda Systsms, previously known as Columbine CJDS, which acquired DSI Datatrack Systems, Inc., and Professional Software Systems.

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

   As of March 31, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, 11,185,158 shares of common stock, which in the aggregate represents approximately 29.1% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including commercial papers and money market funds. We did not hold derivative financial instruments as of March 31, 2001, and have never held these instruments in the past.

Foreign Currency Risk

   As of March 31, 2001, we have had limited transactions in Germany. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in Germany. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2001 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of March 31, 2001 we had $141,000 in cash and cash equivalents denominated in foreign functional currencies.

   The introduction of the Euro has not had a material impact on how we conduct business and we do not anticipate any changes in how we conduct business as a result of increased price transparency.

   Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially and adversely affected by changes in these or other factors.

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

 Number                              Description
 ------                              -----------
  10.1  Employment agreement with Costa John, dated January 15, 2001.

  10.2  Employment agreement with Francis P. Patchel, dated January 9, 2001.

  10.3  Employment agreement with Tom A. Vadnais, dated April 4, 2001.

   (b) Reports on Form 8-K

   None.

ITEM 7. SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2001                        MEDIAPLEX, INC.

                                                 /s/ Tom A. Vadnais
                                          By: _________________________________
                                                     Tom A. Vadnais
                                              President and Chief Executive
                                                         Officer

                                               /s/ Francis P. Patchel
                                            -----------------------------------
                                                   Francis P. Patchel
                                                 Chief Financial Officer