Form 10-Q
period 2001-06-30
MEDIAPLEX INC
filed 2001-08-14
CIK 1091621

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

   For the Quarter Ended June 30, 2001

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

                         177 STEUART STREET, SUITE 200
                        SAN FRANCISCO, CALIFORNIA 94105
                                 (415) 808-1900
    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant"s Principal Executive Offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT AUGUST 6, 2001
                    -----                              -----------------------------
  Common stock, par value $0.0001 per Share                  36,364,134 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----

                         PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000...............................     3

         Condensed Consolidated Statements of Operations for the three and
          six months ended June 30, 2001 and 2000 (unaudited).............     4

         Condensed Consolidated Statements of Cash Flows for the three and
          six months ended June 30, 2001 and 2000 (unaudited).............     5

         Notes to Interim Condensed Consolidated Financial Statements
          (unaudited).....................................................     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations............................................    11

         Risk Factors.....................................................    17

 Item 3. Quantitative and Qualitative Disclosure about Market Risk........    30

                           PART II. OTHER INFORMATION

 Item 1. Legal Proceedings................................................    31

 Item 2. Changes in Securities and Use of Proceeds........................    31

 Item 3. Defaults Upon Senior Securities..................................    31

 Item 4. Submissions of Matters to a Vote of Security Holders.............    31

 Item 5. Other Information................................................    32

 Item 6. Exhibits and Reports on Form 8-K.................................    32

 Item 7. Signatures.......................................................    33

                                MEDIAPLEX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                         June 30,  December 31,
                                                           2001        2000
                                                         --------  ------------
                         ASSETS
                         ------

Cash and cash equivalents............................... $ 10,269    $ 34,894
Short-term investments..................................   10,050      22,244
Restricted cash.........................................    1,134       1,106
                                                         --------    --------
    Total cash, cash equivalents, short-term
     investments, and restricted cash...................   21,453      58,244
Accounts receivable, net................................    6,727      14,151
Other current assets....................................    1,272       1,604
                                                         --------    --------
    Total current assets................................   29,452      73,999
Property and equipment, net.............................   10,391      11,890
Goodwill and intangible assets, net.....................   16,956      20,810
Long-term investments...................................   29,211         --
Other assets............................................      907       1,144
                                                         --------    --------
    Total assets........................................ $ 86,917    $107,843
                                                         ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Accounts payable...................................... $  1,326    $    923
  Accrued liabilities...................................    6,590      14,344
  Deferred revenue......................................      800         450
  Capital lease obligation, current portion.............      209         334
  Notes payable to stockholders, current portion........      100         110
                                                         --------    --------
    Total current liabilities...........................    9,025      16,161
Deferred revenue........................................      --          700
Capital lease obligation................................      354         268
Notes payable to stockholders...........................       97         190
Other liabilities.......................................       33          52
                                                         --------    --------
    Total liabilities...................................    9,509      17,371
Contingencies (note 4)

Stockholders' Equity:
  Preferred stock, $0.0001 par value; authorized 10,000
   shares...............................................      --          --
  Common stock, $0.0001 par value; authorized 150,000
   shares; 36,967 and 35,941 shares issued as of June
   30, 2001 and December 31, 2000, respectively.........        4           4
  Additional paid-in capital............................  168,079     166,959
  Warrants..............................................    2,040       2,040
  Deferred stock compensation...........................     (202)       (792)
  Accumulated other comprehensive gain..................      178           9
  Treasury stock, at cost; 859 shares...................     (703)       (703)
  Accumulated deficit...................................  (91,988)    (77,045)
                                                         --------    --------
    Total stockholders' equity..........................   77,408      90,472
                                                         --------    --------
    Total liabilities and stockholders' equity.......... $ 86,917    $107,843
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands except per share data)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                          ----------------  ------------------
                                           2001     2000      2001      2000
                                          -------  -------  --------  --------
Revenues................................  $ 6,334  $18,604  $ 14,308  $ 34,830
Cost of revenues........................    2,933   13,374     7,089    25,222
                                          -------  -------  --------  --------
    Gross profit........................    3,401    5,230     7,219     9,608
Operating expenses:
  Sales and marketing...................    2,839    6,559     5,904    12,588
  Research and development..............    2,215    2,568     4,678     4,689
  General and administrative............    3,575    2,719     6,176    15,334
  Restructuring charges.................    2,088      --      2,373       --
  Amortization of goodwill and
   intangibles..........................    2,244      251     4,461       501
                                          -------  -------  --------  --------
    Total operating expenses............   12,961   12,097    23,592    33,112
                                          -------  -------  --------  --------
    Loss from operations................   (9,560)  (6,867)  (16,373)  (23,504)
Interest income, net....................      735    1,185     1,436     2,436
                                          -------  -------  --------  --------
Net loss................................  $(8,825) $(5,682) $(14,937) $(21,068)
                                          =======  =======  ========  ========
Net loss per share--basic and diluted...  $ (0.25) $ (0.17) $  (0.42) $  (0.65)
                                          =======  =======  ========  ========
Weighted average shares used to compute
 net loss per share--basic and diluted..   36,008   33,064    35,855    32,427
                                          =======  =======  ========  ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                MEDIAPLEX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(14,937) $(21,068)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization............................    7,454     1,553
  Allowance for sales credits and doubtful accounts........   (3,520)   (1,013)
  Stock-based compensation expense.........................    1,197    11,843
  Accretion of short and long-term investments.............     (104)     (631)
  Net write-off of property and equipment..................      478       --
  Amortization of debt discount............................        7        11
  Changes in assets and liabilities:
    Accounts receivable....................................   10,944    (6,105)
    Other assets...........................................      583        10
    Accounts payable.......................................      403      (349)
    Accrued and other liabilities..........................   (7,773)    5,043
    Deferred revenue.......................................     (350)     (933)
                                                            --------  --------
      Net cash used in operating activities................   (5,618)  (11,639)
                                                            --------  --------
Cash flows from investing activities:
  Purchase of property and equipment.......................     (738)   (5,611)
  Capitalization of research and development costs.........   (1,389)      --
  Purchase of short-term investments.......................  (14,939)  (30,007)
  Purchase of long-term investments........................  (32,090)      --
  Sale of short-term investments...........................   27,245     9,981
  Sale of long-term investments............................    3,000       --
  Acquisition of intangible assets.........................     (400)      --
  Change in unrealized gain/loss on cash equivalents.......      169        (6)
                                                            --------  --------
      Net cash used in investing activities................  (19,142)  (25,643)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options, warrants, and
   employee stock purchase plan............................      405     1,869
  Payments of capital lease obligations....................     (160)      --
  Payment of notes payable--stockholders...................     (110)     (110)
                                                            --------  --------
      Net cash provided by financing activities............      135     1,759
                                                            --------  --------
      Net (decrease)/increase in cash and cash
       equivalents.........................................  (24,625)  (35,523)
Cash and cash equivalents at beginning of period...........   34,894    78,052
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 10,269  $ 42,529
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

                                MEDIAPLEX, INC.

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Activities and Summary of Significant Accounting Policies

 Nature of Business

   Mediaplex, Inc. ("Mediaplex" or the "Company"), serves the marketing communications industry by providing technology-based advertising and marketing services and offline media-management solutions for companies and advertising agencies that seek to optimize their marketing campaigns. Our service offerings include planning and execution of online media and marketing campaigns, proprietary third-party ad serving to advertisers, tracking and reporting of an advertiser's return on investment ("ROI"), including evaluation of online transactions, and media management applications. Our technology-based services enable companies to deliver customized online advertising messages in response to changes in their underlying business variables, such as inventory levels, product pricing and customer data.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                           Three Months        Six Months
                                          Ended June 30,     Ended June 30,
                                          ----------------  ------------------
                                           2001     2000      2001      2000
                                          -------  -------  --------  --------
Numerator:
  Net loss attributable to common
   stockholders.......................... $(8,825) $(5,682) $(14,937) $(21,068)
                                          -------  -------  --------  --------
Denominator:
  Weighted average common shares.........  36,047   33,147    35,907    32,517
  Weighted average unvested common shares
   subject to repurchase.................     (39)     (83)      (52)      (90)
                                          -------  -------  --------  --------
  Denominator for basic and diluted
   calculation...........................  36,008   33,064    35,855    32,427
                                          =======  =======  ========  ========
    Net loss per share--basic and
     diluted............................. $ (0.25) $ (0.17) $  (0.42) $  (0.65)
                                          =======  =======  ========  ========

                                MEDIAPLEX, INC.

   The following table sets forth common stock equivalents (potential common stock) that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                           Three
                                                          Months    Six Months
                                                        Ended June  Ended June
                                                            30,         30,
                                                        ----------- -----------
                                                        2001  2000  2001  2000
                                                        ----- ----- ----- -----
Weighted average effect of common stock equivalents:
  Stock options........................................ 2,022 8,178 2,193 8,558
  Warrants.............................................   213   483   240   486
  Unvested common stock subject to repurchase..........    39    83    52    90
                                                        ----- ----- ----- -----
                                                        2,274 8,744 2,485 9,134
                                                        ===== ===== ===== =====

 Interim Results and Basis of Presentation

   The unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 have been prepared by us and are unaudited. In our opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of our operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the three and six month periods ended June 30, 2001 and 2000. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2000 as included in our report on Form 10-K filed on March 30, 2001. Certain reclassifications have been made to the prior period's financial statements to conform to the current period presentation.

2. Accumulated Other Comprehensive Gain

   Comprehensive gain consists of net unrealized gains and losses on marketable securities. Net comprehensive gains were $175,000 and $169,000 for the three months and six months ended June 30, 2001, respectively, and net comprehensive losses were $34,000 and $6,000 for the three and six months ended June 30, 2000.

3. Restructuring Charges

   In December 2000, the Company announced a restructuring program intended to respond to market changes by reducing the overall cost structure. Of the $700,000 of accrued restructuring expenses remaining at December 31, 2000, the Company paid $555,000 during the first six months ended June 30, 2001. In addition, the Company incurred $285,000 related to payments for severance for additional involuntary termination of employees. The remaining cash outlay of $58,000 is expected to occur over the next six months, primarily relating to pending lease cancellations.

   In May 2001, the Company signed an agreement with Exile On Seventh. The agreement includes the transition of the Company's media clients and media related service capabilities to Exile On Seventh. In

                                MEDIAPLEX, INC.

association with this transition, the Company announced a further restructuring program intended to eliminate the excess workforce and equipment related to the former media business. The Company terminated 36 employees in the three months ended June 30, 2001 and an additional eight employees in July 2001. In connection with this restructuring, the Company recorded a restructuring charge of approximately $2.1 million, of which approximately $1.3 million relates to employee termination costs and $840,000 to the write-down of excess computer equipment and software and the closing of additional facilities. As of June 30, 2001, a restructuring charge of approximately $1.1 million remained accrued, primarily related to ongoing scheduled severance payments and a provision for the closing of certain facilities and the associated equipment. The Company anticipates that it will complete its restructuring by the end of the third quarter of 2001.

4. Amended and Restated 1999 Stock Plan

   For the three month period ended June 30, 2001, the Company granted approximately 1.3 million stock options under the Amended and Restated 1999 Stock Plan at exercise prices ranging from $0.563 to $1.01 per share, based on the fair market value of the underlying common stock at the respective times of grant. Vesting of certain of these options accelerate upon certain events as defined in each option agreement.

   In April 2001, the Company extended the exercise period of options to purchase approximately 2.2 million shares for three former employees. These options are exercisable at $0.50 per share through January 2002. The Company recorded approximately $1.4 million in non-cash stock-based compensation charges during the three month period ended June 30, 2001 for these extensions.

5. Contingencies

   As of June 30, 2001, the Company has employment agreements under which the employees would be entitled to receive severance payments totaling $675,000 if their employment were terminated under certain conditions.

6. Segment Reporting

   On January 1, 2001, in anticipation of outsourcing the Company's advertising campaign management services (Note 2), the Company began separately tracking its revenue sources. The Company operates in two segments: advertising campaign management services, or media services, and technology services, which includes adserving and application management services.

   The following table sets forth the revenues by segment (in thousands):

                                                   Three Months    Six Months
                                                  Ended June 30, Ended June 30,
                                                  -------------- ---------------
                                                   2001   2000    2001    2000
                                                  ------ ------- ------- -------
Revenues from:
  Media Services................................. $2,251 $17,342 $ 6,300 $33,278
  Technology Services............................  4,083   1,262   8,008   1,552
                                                  ------ ------- ------- -------
                                                  $6,334 $18,604 $14,308 $34,830
                                                  ====== ======= ======= =======

7. Business Combinations

   In June 2001, the Company completed the purchase of the customer base and limited related computer hardware of Interadnet, Inc., a provider of services and technology related to digital advertising. The purchase

                                MEDIAPLEX, INC.

price consists of an initial payment of $400,000 in cash, plus additional cash and common stock contingent on the revenues generated from a combination of existing and potential customers, and will be amortized over a two year life. The transaction is being accounted for under the purchase method of accounting. As part of this transaction, the Company extended offers of employment to several of Interadnet's employees to begin employment in July 2001. As of June 30, 2001, the Company has not recognized any revenue from this transaction, and, therefore, has not begun amortization of the intangible assets acquired.

8. Risks and Uncertainties

   The Company is subject to all of the risks inherent in an early stage company in the Internet advertising industry. These risks include but are not limited to, a limited operating history, its ability to raise capital, limited management resources, dependence upon consumer acceptance of the Internet, Internet-related security risks, and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing and other factors.

   The Company has incurred substantial losses and negative cash flow from operations since inception. As of June 30, 2001, the Company has an accumulated deficit of $92.0 million. While the Company is taking actions to reduce its cost structure, it currently expects to continue to use cash to fund operating losses and to acquire and retain customers. The Company currently expects that its available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet its targeted cash needs for at least a further twelve months. Any projections of future cash flow needs are subject to substantial uncertainty.

   The Company's subsidiary, AdWare Systems, Inc., has two primary business partnerships that have an impact on its ability to deliver needed functionality to its customers. The first is with Strata, the company whose radio pre-buy product is integrated with one of AdWare's key product, AdWare SPOT. Radio pre-buy is an integral part of broadcast media buying functionality. A loss of that partnership would necessitate the development of an entirely new product that would require resources and time. The second partnership is with IBM; loss of this partnership might damage the Company's reputation and negatively impact its ability to drive revenues in the digital asset management arena.

   On April 4, 2001, the Company received a notice from the staff of the Nasdaq National Market that its common stock had failed to maintain the minimum bid price of $1.00 required for continued listing on The Nasdaq National Market. The Company has appealed the staff determination and will have an opportunity to present its appeal at an oral hearing on August 30, 2001, as described below. If the Company's stock is delisted, it will negatively impact the Company's ability to raise capital through the sale of its equity.

9. Subsequent Events

   On April 4, 2001, the Company received notice from the Nasdaq Stock Market that its common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. From July 2, 2001 through July 10, 2001, its common stock closed between $1.00 and $1.06 a share. On July 10, 2001, the Company received a Nasdaq Staff Determination indicating that it was not in compliance with the minimum price requirement for continued listing on The Nasdaq Stock Market and that its securities were subject to delisting from the Nasdaq Stock Market. Since July 10, 2001, the Company's stock has traded below $1.00 per share. On July 17, 2001, the Company requested an oral hearing before the Nasdaq Listings Qualifications Panel (the "Panel") to review the Nasdaq Staff Determination, and on August 6, 2001, the Company filed a formal notice of appeal with the Panel. The oral hearing has been scheduled for August 30, 2001. The Company intends to request at the oral hearing that the Panel grants an exception from the minimum bid price requirement pending the completion of the proposed merger with Valueclick. Until the Panel reaches its decision following the oral hearing, the Company's stock will remain listed on the Nasdaq National Market.

                                MEDIAPLEX, INC.

   On July 1, 2001, the Company signed a definitive merger agreement with ValueClick, Inc. Under the terms of the agreement, shareholders of the Company will receive 0.4113 shares of common stock of ValueClick for each share of the Company's common stock they hold. The merger is subject to approval by the shareholders of both parties and standard conditions. The merger is also subject to review and approval by the Securities and Exchange Commission and United States antitrust regulatory agencies.

   In July and August 2001, three putative class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovitz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to the Company and each of its underwriters for its November 1999 initial public offering (the "Underwriter Defendants"), Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are current or former officers and directors of the Company, are named as individual defendants. The cases are pending before the United States District Court for the Southern District of New York.

   The complaint alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a Prospectus that contained "materially false and misleading information and failed to disclose material information." It alleges that the Prospectus was false and misleading because it failed to disclose (i) the Underwriter Defendants' purported agreement with certain investors to provide them with unspecified amounts of Mediaplex shares in the Company's initial public offering in exchange for undisclosed commissions; and (ii) the purported agreement between the Underwriter Defendants and certain of their customers whereby the Underwriter Defendants would allocate shares in Mediaplex's IPO to those customers in exchange for the customers' agreement to purchase Mediaplex shares in the after-market at pre-determined prices. The Company has not recorded an accrual related to damage awards, if any, that the Company may be liable for as a result of this action or to any other expenses or charges that may arise from this case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the notes to such statements included elsewhere in this quarterly report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are typically denoted in this quarterly report by words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. This quarterly report also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of online spending, online use and online advertising spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements involve risks and uncertainties. Mediaplex's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section in this quarterly report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

   We provide technology solutions for both online and traditional, or offline, marketers. We utilize our proprietary technology, MOJO(R), to enhance our service offerings. We also plan to leverage the capabilities of our MOJO(R) technology to offer adserving and e-mail functions, which enable advertisers to integrate their internal business information into an online advertising campaign and to tailor their advertising messages or offers in real-time. Along with our subsidiary, AdWare Systems, Inc., we offers a suite of capabilities ranging from agency accounting to digital asset management.

   We generate revenue from adserving and e-mail, application management services and professional services. Adserving revenue and application management services revenue consist of monthly recurring fees for processing transactions on Internet sites and hosting the related services. Such revenue is recognized as the services are performed. Our application management services provide customers rights to access applications, hardware and network for the application access, customer service, and rights to enhancements and updates. Our customers do not have the right to take possession of the software at any time during the hosting agreement. Contracts for application management services that exceed designated minimum monthly or quarterly volume usage are recognized as revenue in the month or quarter in which minimum volume is exceeded.

   We also realize revenue by providing a global media management planning, production and financial system for advertising agencies and advertisers through our AdWare Systems product line. Based upon the system modules selected by the client, a monthly recurring fee is charged for usage of the module. This fee varies by client. Our applications are provided via hosting services and are accessed by our clients via network connections. These services are provided under multi-year contracts. Revenue is recognized based upon actual monthly usage.

   We also provide professional services for a fee, which is principally based on the extent of services provided. Revenues from professional services are recognized in the period they are rendered, provided that no significant obligations on our part remain at the end of the period and the collection of the resulting receivable is probable. To the extent that significant obligations remain, we defer recognition of the revenues until these obligations are met.

   In May 2001, we began transitioning our media clients and media related service capabilities to Exile on Seventh, a San Francisco-based digital advertising agency. This action completed our transition to a technology solutions company. As a result, the company no longer sells campaign management services nor buys online advertising inventory other than for limited campaigns until the transition period is completed.

   Prior to May 2001, the cost of revenues consisted primarily of the cost of procuring advertising space on third-party Internet sites. Following the Exile on Seventh transaction, the cost of revenues consists primarily of the costs and expenses associated with maintaining the systems for our application management services, and the communications and other costs related to maintaining our servers at third-party locations.

   Until December 31, 1999, we expensed all of our research and development costs in the period in which we incurred these costs. For the year ended December 31, 2000, we have incurred substantial costs associated with enhancing our products. As such, we capitalized $472,000 in software development costs which are being amortized over a three-year period. For the six months ended June 30, 2001, we capitalized an additional $1.4 million in software development costs.

   In March 1999, we acquired Netranscend Software, Inc., a Java-based business automation solutions software company, for a note payable of $430,000, due in four annual installments beginning in March 2000, and 1,979,000 shares of our common stock, with an estimated fair value of $1.29 per share. This acquisition was accounted for under the purchase method of accounting. We recorded $3.0 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period. As of June 30, 2001, $210,000 remains outstanding on the note payable related to this purchase.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider, for 1,320,331 shares of common stock with an estimated fair value of $23.9 million and $4.0 million in cash, from McCann-Erickson Worldwide, a subsidiary of The Interpublic Group of Companies, Inc. The acquisition has been accounted for by the purchase method of accounting. We recorded $23.3 million of goodwill and other identifiable intangible assets in connection with this acquisition, which are being amortized over a three-year period.

   We have a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of $2.0 million in 1998, $21.8 million in 1999, $37.5 million in 2000, and $14.9 million for the six month period ended June 30, 2001. At June 30, 2001, our accumulated deficit was $92.0 million, which includes a non-cash charge of $14.4 million related to the beneficial conversion feature incurred for the issuance of our Series C preferred stock. We anticipate that we will incur additional operating losses for the foreseeable future.

   On July 1, 2001, we announced that we had entered into a merger agreement with ValueClick, Inc., a leading provider of performance based advertising solutions. Under the terms of the merger agreement, upon completion of the merger, we will become a wholly-owned subsidiary of ValueClick, and our stockholders will receive 0.4113 of a share of ValueClick common stock for each share of our common stock they own and a cash payment for any fractional share. On July 20, 2001, ValueClick filed a registration statement on Form S-4 with the SEC in connection with the merger. The registration statement has not yet been declared effective by the SEC. We and ValueClick expect to mail a Joint Proxy Statement/Prospectus to stockholders containing information about the merger after the registration statement has been declared effective by the SEC. We hope to complete the merger by November 2001. However, the merger may not be completed in the timeframe expected, or at all, including as a result of any inability of the companies to satisfy the closing conditions to the merger.

Results of Operations

   Revenues. Revenues decreased to $6.3 million for the three months ended June 30, 2001 from $18.6 million for the three months ended June 30, 2000. Revenues decreased to $14.3 million for the six months ended June 30, 2001 from $34.8 million for the six months ended June 30, 2000. This decrease was primarily due to the decrease in revenue from our media services business and our subsequent exit from the media services business in May 2001. This decrease was also due to the decline in market demand for media services as advertising agencies began performing more of these services themselves. Media revenue decreased by $15.1 million and $27.0 million for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000, respectively. Offsetting the decrease in media revenue, our technology services revenue increased to $4.1 million and $8.1 million for the three months and six months ended June 30, 2001 from $3.9 million for the three months ended March 31, 2001, $1.3 million for the three months ended June 30, 2000 and $1.6 million for the six months ended June 30, 2000. Adserving impressions totaled 8.3 billion during the three months ended June 30, 2001, up 24% from the first quarter of 2001. The total number of AdWare users increased to 8,900 from 8,000 during the first quarter of 2001. Although we expect to continue to experience residual media services revenue during the next couple of quarters as we complete the transition out of the media services business, we expect our total revenue to decrease compared to the prior year. However, we expect our technology services revenue to increase and replace the lost revenue over time.

   In the first six months of 2001, McCann Erickson Worldwide and Sun Microsystems accounted for 26% and 17% of our revenues, respectively. In the first six months of 2000, Luckysurf accounted for approximately 11% of total revenue. As of June 30, 2001, three advertising agencies, through which we perform services for advertisers, accounted for 56% of our accounts receivable. As of June 30, 2000, two advertising agencies accounted for 29% of receivables.

   Cost of Revenues. Cost of revenues decreased to $2.9 million, or 46.3% of revenues, for the three months ended June 30, 2001 from $13.4 million, or 71.9% of revenues, for the three months ended June 30, 2000. Cost of revenues decreased to $7.1 million, or 49.5% of revenues, for the six months ended June 30, 2001 from $25.2 million, or 72.4% of revenues, for the six months ended June 30, 2000. This decrease in cost of revenues in 2001 was related to our exiting of the media services business, as our costs associated with obtaining advertising space on web sites in connection with the media services business have historically been higher as a percentage of revenues than the costs of revenues associated with our technology business. As a result, our overall cost of revenues decreased primarily as a result of the decrease in our media revenue.

   Gross Profit. Gross profit decreased to $3.4 million, or 53.7% of revenues, for the three months ended June 30, 2001 from $5.2 million, or 28.1% of revenues, for the three months ended June 30, 2000. Gross profit decreased to $7.2 million, or 50.5% of revenue, for the six months ended June 30, 2001 from $9.6 million, or 27.6% of revenue, for the six month period ended June 30, 2000. Although our gross profit measured in absolute dollars decreased from 2000 to 2001, our gross profit as a percentage of revenues increased over the same period. This is reflective of the effect that technology services and professional services have on revenue. Revenues earned from the application management services have lower direct cost than revenues earned from our media services, which incur the high costs of purchasing media space on Internet sites. We expect our gross profit as a percentage of revenues to continue to increase as the transition out of the media services business is completed.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation expenses, including salaries, commissions and related payroll expenses, recruiting costs, and marketing expenses, including those expenses associated with customer service and support. Sales and marketing expenses decreased to $2.8 million, or 44.8% of revenues, for the three months ended June 30, 2001 from $6.6 million, or 35.3% of revenues, for the three months ended June 30, 2000. Sales and marketing expenses decreased to $5.9 million, or 41.3% of revenues, for the six months ended June 30, 2001 from $12.6, or 36.1% of revenues, for the six months ended June 30, 2000. This decrease in sales and marketing expenses was primarily due to the savings realized under the restructuring plans that we implemented in December 2000 and May 2001. All media related positions were eliminated by us after the transition of our media services business to Exile on Seventh. These positions had previously been recorded as sales and marketing expenses. The number of sales and marketing personnel was 54 as of June 30, 2001 compared to 109 as of June 30, 2000. Although we continue our efforts to reducing company-wide expenses, we expect that sales and marketing expenses will increase in absolute dollars to the extent that our revenues increase.

   Research and Development. Research and development expenses consist primarily of compensation and related expenses for our internal development staff, network operations staff and fees for outside contractor services. Research and development expenses decreased in absolute dollars to $2.2 million, or 35.0% of revenues, for the three months ended June 30, 2001, from $2.6 million, or 13.8% of revenues, for the three months ended June 30, 2000. Research and development expenses were $4.7 million, or 32.7% of revenues, for the six months ended June 30, 2001, and $4.7 million, or 13.5% or revenues, for the six months ended June 30, 2000. The decrease in absolute dollars in research and development expenses for the three months ended June 30, 2001 compared to the three months ended June 30, 2001 reflects our efforts to reduce overall costs in response to lower revenues, while continuing to expand our product offerings. The number of development engineers increased to 94 as of June 30, 2001 from 39 as of June 30, 2000. We expect to continue to spend significant amounts on research and development as we continue to develop and enhance our technology. Accordingly, we expect that research and development expenses will increase in absolute dollars.

   General and Administrative. General and administrative expenses consist primarily of compensation and related expenses and fees for contractor services. General and administrative expenses increased to $3.6 million, or 56.4% of revenues, for the three months ended June 30, 2001 from $2.7 million, or 14.6% of revenues, for the three months ended June 30, 2000. General and administrative expenses decreased to $6.2 million, or 43.2% of revenues, for the six months ended June 30, 2001 from $15.3 million, or 44.0% of revenues for the six months ended June 30, 2000. Included in the general and administrative expense for the three months ended June 30, 2001, was non-cash stock-based compensation of $1.4 million related to the extension of the exercise period for three former employees. Excluding the stock-based compensation, general and administrative expenses decreased during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This dollar decrease is due to the savings we incurred after we exited the media services business, as we eliminated support positions for the media services business. We had 34 general and administrative personnel as of June 30, 2001, compared to 40 persons as of June 30, 2000. Although we expect to continue to reduce excess expenses, we expect that general and administrative expenses will increase as our technology business grows.

   Stock-Based Compensation Expense. For accounting purposes, we recognize stock-based compensation in connection with the issuance of shares of our common stock and the granting of options or warrants to purchase our common stock to employees and consultants with purchase or exercise prices that are less than the deemed fair market value at the grant date. Stock-based compensation related to the issuance of fully vested shares of common stock has been expensed in the period in which the common stock was issued. Stock-based compensation related to the issuance of options and warrants to purchase common stock is being amortized over the vesting period of the stock options. During the three and six months periods ended June 30, 2001 and 2000, stock-based compensation expense is recorded in the functional expense categories in the statement of operations. Total deferred stock compensation remaining as of June 30, 2001 was $202,000.

   Restructuring Charges. In May 2001, we signed an agreement with Exile On Seventh. The agreement includes the transition of our media clients and media related service capabilities to Exile On Seventh. In association with this transition, management announced a restructuring program intended to eliminate the excess workforce and equipment related to the former media business. We terminated 36 employees in the three months ended June 30, 2001 and an additional eight employees in July 2001. In connection with this restructuring, we recorded a restructuring charge of approximately $2.1 million, or 33.0% of revenues, of which approximately $1.3 million relates to employee termination costs and $840,000 to the write-down of excess computer equipment and software and the closing of additional facilities. We anticipate that we will complete our restructuring by the end of the third quarter in 2001. There was no restructuring expense recorded during the six months ended June 30, 2000.

   Amortization of Goodwill and Intangible Assets. Amortization expense was $2.2 million, or 35.4% of revenues, for the three months ended June 30, 2001 compared to $251,000, or 1.3% of revenues, for the three months ended June 30, 2000. Amortization expense was $4.5 million, or 31.2% of revenues, for the six months ended June 30, 2001 compared to $501,000, or 1.4% of revenues, for the six months ended June 30, 2000. Amortization expense increased due to the amortization of goodwill and intangible assets recorded in connection with our acquisitions of AdWare Systems, Inc. in July 2000.

   Interest Income, Net. Interest income, net decreased to $735,000, or 11.6% of revenues, for the three months ended June 30, 2001 from to $1.2 million, or 6.4% of revenues, for the three months ended June 30, 2000. Interest income, net decrease to $1.4 million, or 10.0% of revenues, for the six months ended June 30, 2001, from $2.4 million, or 7.0% of revenues, for the six months ended June 30, 2001. The decrease in interest income, net, was due to the decrease in cash and cash equivalents resulting from our operating loss. In addition, we realized less interest on our cash and cash equivalents due to the decrease in interest rates during the first six months of 2001.

   Net Loss. Net loss was $8.8 million for the three months ended June 30, 2001, and $5.7 million for the three months ended June 30, 2000. Net loss was $14.9 million for the six months ended June 30, 2001, and $21.1 million for the six months ended June 30, 2000. The increase in net loss of $3.1 million from the three months ended June 30, 2001 compared to the three months ended June 30, 2000 was primarily due to the restructuring charges of $2.1 million incurred in 2001 with the exit from the media business, plus the increase in amortization of goodwill of $2.0 million, the decrease of gross profit of $1.8 million, and the increase in stock-based compensation of $1.7 million, offset by an decrease in general operating expenses realized by our restructuring efforts.

Liquidity and Capital Resources

   From our inception in September 1996 through October 1999, we financed our operations primarily through the private placements of preferred stock, through which we generated net proceeds of $24.2 million. In November 1999, we completed an initial public offering of our common stock, which generated net proceeds of $75.5 million. As of June 30, 2001, we had $21.5 million in cash, cash equivalents, and restricted cash and $29.2 million in long-term investments. Due to the recent drop in interest rates, we recently invested in securities with longer maturities with fixed rates, but that would still allow for easy liquidation if necessary.

   Net cash used in operating activities for the six months ended June 30, 2001 and 2000 was $5.6 million and $11.6 million, respectively. Net cash used in operating activities in each of these periods was primarily the result of net losses before non-cash charges. For the six months ended June 30, 2001, our net cash used was offset significantly by the net of the collection of accounts receivables and the payments to the media vendors on the media services business.

   Net cash used in investing activities for the six months ended June 30, 2001 and 2000 was $19.1 million and $25.6 million, respectively. Net cash used in investing activities in both periods presented was primarily due the investment of our proceeds from the public offering of our common stock into short-term and long-term investments. For the six months ended June 30, 2001, the net cash used in investing activities is also impacted by the capitalization of research and development cost incurred by our subsidiary, AdWare Systems, Inc., which we acquired in July 2000.

   Net cash provided by financing for the six months ended June 30, 2001 and 2000 was $135,000 and $1.8 million, respectively. The net cash provided by financing activity primarily consisted of proceeds generated from the exercise of stock options, offset by payments of notes payables and capital lease obligations.

   Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that our current level of cash and cash equivalents will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures until at least September 30, 2002. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described in the "Risk Factors" section of this quarterly report. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us.

   Our stock is currently trading at prices less than $1 per share. The staff of the Nasdaq National Market has informed us that our stock will be delisted by the Nasdaq, thus adversely affecting or limiting or restricting our ability to raise funds through stock issuances. We are appealing the staff's decision, but there is no guarantee we will be successful in our appeal.

New Accounting Pronouncements

   Mediaplex continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the audited consolidated financial statements in the annual report on Form 10-K, for the year ended December 31, 2000.

   In July 2001, the FASB issued two Statements; Statement 141, "Business Combinations" (SFAS No. 141), and Statement 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 or the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.

                                  RISK FACTORS

   Set forth below and elsewhere in this quarterly report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report.

Risks to Our Company Related to the Failure to Complete the Merger with
ValueClick

 The merger will result in significant costs whether or not completed.

   The merger will result in significant costs to Mediaplex. Transaction costs that Mediaplex will incur in connection with the merger are estimated at approximately $750,000. These costs are expected to consist primarily of fees for investment bankers, attorneys, accountants, filing fees and financial printers. All of these costs will be incurred whether or not the merger is completed.

   In addition, if the merger agreement is terminated under specified circumstances, we may be obligated to pay ValueClick a $1,996,893 termination fee and we may be obligated under some circumstances to reimburse ValueClick's costs up to a maximum of $499,233.

 Failure to complete the merger could cause our stock price to decline.

   If the merger with ValueClick is not completed for any reason, our stock price may decline, because costs related to the merger, such as legal, accounting and financial advisors fees, must be paid even if the merger is not completed. In addition, if the merger is not completed, our stock price may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

 If the merger is not completed, we may be unable to find another company willing to enter into a business combination with us on acceptable terms.

   If the merger is not completed and if our board of directors determines to seek another business combination, we may be unable to find a partner willing to pay an equivalent or more attractive price than that which ValueClick will pay in the merger, which could further depress our stock price. In addition, if we need to raise additional capital, we cannot be certain that additional financing will be available to us on favorable terms, or at all. We currently anticipate that our current working capital will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next twenty-four months. The estimate of the time period during which these proceeds will be sufficient is a forward-looking statement that is subject to risks and uncertainties. Our actual funding requirements may differ materially from this as a result of a number of factors, and we may need to raise additional funds prior to the end of the next twenty-four months or at a later date.

 If the conditions to the merger are not met, the merger will not occur.

   Specified conditions must be satisfied or waived to complete the merger. For example, the stockholders of Mediaplex and ValueClick must approve the merger. The conditions that must be satisfied or waived are described in detail in the Agreement and Plan of Merger, dated as of July 1, 2001, which is attached as an exhibit to the Form 8-K we filed on July 17, 2001. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger. For example, if either we or ValueClick suffer a material adverse change in condition prior to the closing, the other party may not be required to close the merger.

 Regulatory agencies must approve the merger and could impose conditions on, delay or refuse to approve the merger.

   The Securities and Exchange Commission ("SEC") is currently reviewing the registration statement on Form S-4 that Mediaplex and ValueClick filed on July 20, 2001, in connection with the merger. There is no guarantee that the SEC will declare the registration statement effective, in which case the merger will not be completed.

   On August 9, 2001, ValueClick and Mediaplex notified the Antitrust Division of the Department of Justice and the Federal Trade Commission of the merger and filed the necessary report forms, as required by the Hart-Scott Rodino Act. The merger may not be completed until the expiration of a required waiting period after the filing of the required information and materials with the Department of Justice and the Federal Trade Commission notifying those agencies of the merger. The current waiting period will expire on September 10, 2001. However, these agencies may initiate further investigation into the merger beyond the initial waiting period, thereby delaying the completion of the merger. Moreover, these agencies may seek to impose conditions on ValueClick and Mediaplex before giving their approval or consent to the merger, and those conditions could harm the combined company's business. In addition, a delay in obtaining the requisite regulatory approvals will delay the completion of the merger. ValueClick and Mediaplex may be unable to obtain the required approval under the U.S. antitrust laws, or may be unable to obtain them within the time frame contemplated in the merger agreement.

 Sales of our products could decline if customer relationships are disrupted by the merger.

   The merger may have the effect of disrupting our relationships with our customers. Our customers may not continue their current buying patterns during the pendency of, and following, the merger. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products with those of ValueClick's and our future product strategy subsequent to the completion of the merger. Our customers may instead purchase products of competitors. In addition, the merger may make it more difficult for us to enter into relationships with customers and strategic partners, some of whom may view Mediaplex as more of a direct competitor as a consequence of our becoming a wholly-owned subsidiary of ValueClick, rather than as an independent company. Any significant delay or reduction in orders for our products could cause sales of our products to decline.

Risks Related to Our Company

 We may lose our listing on the Nasdaq National Market which could significantly impair our stockholders' ability to sell our stock readily, or at all.

   On April 4, 2001, we received a notice from The Nasdaq Stock Market that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. From July 2, 2001 through July 10, 2001, our common stock closed between $1.00 and $1.06 a share. On July 10, 2001, we received a Nasdaq Staff Determination indicating that we are not in compliance with the minimum price requirement for continued listing on the Nasdaq Stock Market and that our securities are subject to delisting from the Nasdaq Stock Market. Since July 10, 2001, our stock has traded below $1.00 per share. On July 17, 2001, we requested an oral hearing before the Nasdaq Listings Qualifications Panel (the "Panel") to review the Nasdaq Staff Determination, and on August 6, 2001, we filed a formal notice of appeal with the Panel. The oral hearing has been scheduled for August 30, 2001. We intend to request at the oral hearing that the Panel grant us an exception from the minimum bid price requirement pending the completion of the merger. Until the Panel reaches its decision following the oral hearing, our stock will remain listed on the Nasdaq National Market.

   If our securities are delisted from the Nasdaq National Market, the liquidity of our securities may be impacted adversely, not only in the number of shares which could be bought or sold, but also through delays in the timing of transactions and reductions in potential security analyst and media coverage. This may reduce the demand for our common stock and the trading price of its securities. A delisting would greatly impair our ability to raise additional working capital. Furthermore, a delisting could hamper our ability to consummate the merger with ValueClick.

 If we lose our listing on the Nasdaq National Market, our stock may become subject to regulation as a "penny stock."

   If our securities are delisted from the Nasdaq National Market, our common stock may be eligible to trade on the OTB Bulletin Board. In that event, our common stock may become subject to regulation as a "penny stock." The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market or the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holder can sell any such Mediaplex securities.

   If we were to reapply to list our securities on Nasdaq following our delisting, we might reapply for listing on the Nasdaq SmallCap Market rather than the Nasdaq National Market. Compared to securities listed on the Nasdaq National Market, securities listed on the Nasdaq SmallCap Market are less likely to receive analyst coverage and are less likely to be invested in by institutional investors.

 We have limited operating history, a history of losses, and an accumulated deficit and may continue to experience losses.

   For the six months ended June 30, 2001, we incurred net losses of approximately $14.9 million and had an accumulated deficit of approximately $92.0 million. We expect to continue to incur losses before amortization charges for the foreseeable future. Our losses have been substantial, and we may never become profitable.

   Because we have a limited operating history, it may be difficult to evaluate our business and prospects. One should consider our prospects in light of the risks, expenses and difficulties encountered by early-stage companies in the rapidly-changing Internet market. These risks include our ability to:

  . continue to develop and enhance our MOJO platform and other technology to keep pace with the growth of the Internet advertising industry and changes in technology;

  .  maintain and increase the number of advertisers that use our products;

  . continue to expand the number of products and services we offer and the capacity of our systems.

   If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition could be materially and adversely affected.

 We may need additional capital in the future to support our growth and additional financing may not be available to us.

   Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements until at least September 30, 2002, unanticipated developments in the short term, such as the entry into agreements which require large cash payments, further deterioration of the online advertising market or the acquisition of businesses with negative cash flows, may necessitate additional financing. In any case, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

   Our revenues have been derived from a limited number of advertisers and advertising agencies that use our services. Our quarterly and annual results of operations would be harmed by the loss of any of these clients. In 2000, no individual client accounted for more than 10% of our revenues. In the first six months of 2001, McCann Erickson Worldwide and Sun Microsystems accounted for 26% and 17% of our revenues, respectively. At June 30, 2001, three advertising agencies through which we perform services for advertisers, accounted for 56% of our outstanding accounts receivable. At December 31, 2000, one advertising agency accounted for 22% of receivables. We expect that some of these entities may continue to account for a significant percentage of our revenues for the foreseeable future. Current advertisers may not continue to purchase advertising from us or we may not be able to successfully attract additional advertisers. In addition, the non-payment or late payment of amounts due to us from a significant advertiser or advertising agency could harm our financial condition.

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

   In order to grow our business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

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

   If the sales and implementation cycle of our services is delayed, our revenues will likewise be delayed. Our sales and implementation cycle is lengthy, causing us to recognize revenues long after our initial contact with a client. During our sales effort, we spend significant time educating prospective clients on the use and benefit of our campaign and message management services. As a result, the sales cycle for our products and services is long, ranging from a few weeks to several months for our larger clients. The sales cycle for our message management services and media management applications is likely to be long because we believe that clients may require more extensive approval processes related to integrating internal business information with their advertising campaigns. In addition, in order for a client to implement our services, the client must commit a significant amount of resources over an extended period of time. Furthermore, even after a client purchases our services, the implementation cycle is subject to delays. These delays may be caused by factors within our control, such as possible technology defects, as well as those outside our control, such as clients' budgetary constraints, internal acceptance reviews, functionality enhancements, lack of appropriate customer staff to implement our media management applications and the complexity of clients' advertising needs. Also, failure to deliver service or application features consistent with delivery commitments could result in a delay or cancellation of the agreement.

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

 Capacity constraints could reduce our revenues.

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

 The expected benefits of our acquisition of AdWare may not be realized, and we may have difficulties in integrating the personnel, operations and technology of AdWare.

   In July 2000, we acquired AdWare Systems, Inc., a global media management applications service provider. We anticipate that as a result of this acquisition, we will be able to offer agencies, advertisers and other partners a more complete online-to-offline media-management solution. In April 2001, we began the integration of our MOJO AdServer and AdWare FINANCIALS 6 products. The integration allows for the relevant financial online media campaign information that is stored in MOJO to be passed on to AdWare's FINANCIAL 6 database, without manual intervention. We plan to further integrate additional product lines.

   However, it is uncertain whether we can successfully integrate AdWare's products in a timely manner, or that any of the anticipated benefits of its acquisition of AdWare will be realized. The integration of Mediaplex and AdWare is a complex, time consuming and expensive process and may disrupt both businesses if not completed in a timely and efficient manner. We have no experience in integrating operations on the scale presented by the acquisition. The integration process is complicated by the need to integrate different operations, technology, multiple executive offices and different corporate cultures. The failure to integrate Mediaplex and AdWare successfully could materially harm our business and operations.

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

 The carrying value of our goodwill and intangible assets arising from acquisitions could be subject to impairment write-downs.

   The net book value of goodwill and intangible assets as of June 30, 2001 was $17.0 million. It is our policy to assess the impairment of long-lived assets, such as goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If our market capitalization is consistently lower than the carrying value of our assets, this may trigger an impairment analysis. Additionally, if the projected future discounted cash flows of our enterprise-wide assets were determined to be less than the carrying value of those assets, we would recognize an impairment loss.

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

 We may face intellectual property disputes that are costly or could hinder or prevent our ability to delivery our products and services.

   We may be subject to disputes and legal actions alleging intellectual property infringement, unfair competition or similar claims against us. One of the our principal competitors, DoubleClick, was awarded a patent on certain aspects of ad-delivery technology, including the ability to target the delivery of ads over a network such as the Internet and the ability to compile statistics on individual Web users and the use of those statistics to target ads. DoubleClick has previously brought lawsuits against other companies in our industry on the basis of this patent.

   Other companies may apply for or be awarded patents or have other intellectual property rights covering aspects of our technology or business. In 2000, 24/7 Media was awarded a patent relating to its technology for delivering content and advertising information over the Internet. Our failure to prevail in any litigation with any party asserting intellectual property infringement could result in substantial monetary damages, including: damages for past infringement, which could be tripled if a court determines that the infringement was willful; an injunction requiring us to stop offering our services in our current form; the need to redesign our systems; or the need to pay significant license fees in order to use technology belonging to third parties.

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

   Our business model relies on revenues generated primarily by providing Internet advertising services to response-oriented advertisers. The Internet as an advertising medium has not been in existence for a sufficient period of time to demonstrate its effectiveness. Internet advertising, as well as technology-based methods for targeting advertising and tracking, measuring and reporting the results of Internet advertising may not achieve broad market acceptance. Our ability to generate significant revenues from advertisers will depend, in part, on our ability to:

  . demonstrate to advertisers that advertising on the Internet will add value and increase marketing effectiveness; and

  . attract and retain advertisers and advertising agencies by differentiating the services and technology we offer.

 Our revenue growth depends on the continued growth of Internet usage and infrastructure.

   Our business and financial results will depend on continued growth in the use of the Internet. Internet usage may be inhibited for a number of reasons, such as: inadequate network infrastructure; security concerns; inconsistent quality of service; and unavailability of cost-effective, high-speed service. If Internet usage grows, its infrastructure may not be able to support the demands placed on it and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure, and as a result of sabotage, such as the recent electronic attacks designed to interrupt service on many Web sites. The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support its growth, our revenues could be materially and adversely affected.

 Our long-term success may depend on the development of e-commerce because many of our customers' advertisements relate to online purchasing.

   Because many of our customers' advertisements encourage online purchasing, our long-term success may depend in part on the growth and market acceptance of e-commerce. The growth and acceptance of e-commerce has developed more slowly than expected and our business will be adversely affected if the market for e-commerce does not grow or grows slower than now expected. A number of factors outside of our control could hinder the future growth of e-commerce, including the following:

  . the network infrastructure necessary for substantial growth in Internet usage may not develop adequately or its performance and reliability may decline;

  . insufficient availability of telecommunication services or changes in telecommunication services could result in inconsistent quality of service or slower response times on the Internet;

  . negative publicity and consumer concern surrounding the security of e-commerce could impede its acceptance and growth; and

  .  financial instability of e-commerce customers.

   In particular, any well-publicized compromise of security involving Web-based transactions could deter people from purchasing items on the Internet, clicking on advertisements, or using the Internet generally, any of which could cause us to lose customers and could materially, adversely affect our revenues.

 If we fail to compete effectively against other Internet advertising companies, we could lose customers and our revenues could decline.

   The Internet advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing client demands. The introduction of new services embodying new technologies and the emergence of new industry standards and practices could render the combined company's existing services obsolete and unmarketable or require unanticipated investments in research and development. Our failure to adapt successfully to these changes could harm our business, results of operations and financial condition.

   The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions, reduced margins and loss of our market share. The following categories represent current and potential competition:

  . ad serving product companies, such as Avenue A, L90, DoubleClick, AdKnowledge, and 24/7 Media;

  . email product providers, such as Netcentives, DoubleClick, 24/7 Media, ClickAction, Radical Communication, and Digital Impact; and,

  . offline advertising technology providers, such as Donovan Data Systems and Encoda Systems, previously known as Columbine JDS, which acquired DSI Datatrack Systems, Inc., and Professional Software Systems.

   Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. In addition, as we expand the scope of our Web services, we may compete with a greater number of other media companies across an increasing range of different Web services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer services that provide significant performance, price, creative or other advantages over those offered by us, our business, result of operations and financial condition would be negatively affected. We will also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers' total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and its revenues could decline.

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

   As of June 30, 2001, our executive officers and directors beneficially owned or controlled, directly or indirectly, 8,719,645 shares of common stock, which in the aggregate represents approximately 23% of the outstanding shares of common stock. As a result, if these persons act together, they will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any business combination. This may delay or prevent an acquisition or affect the market price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in marketable securities in a variety of securities, including commercial papers and money market funds. We did not hold derivative financial instruments as of June 30, 2001, and have never held these instruments in the past.

Foreign Currency Risk

   As of June 30, 2001, we have had limited transactions in Germany. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to operating expenses in Germany. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2001 was not material. We do not use financial instruments to hedge operating activities denominated in the local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2001 we had $59,000 in cash and cash equivalents denominated in foreign functional currencies.

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

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In July and August 2001, three putative class action lawsuits were commenced on behalf of all persons who acquired Mediaplex securities between November 19, 1999 and December 6, 2000. The cases are entitled Levovtiz vs. Mediaplex, Inc. et al., Atlas vs. Mediaplex, Inc. et al., and Mashayekh vs. Mediaplex, Inc. et al. In addition to the Company and each of its underwriters for its November 1999 initial public offering (the "Underwriter Defendants"), Gregory Raifman, Sandra Abbott, Jon Edwards, Lawrence Lenihan, Peter Sealy, James Desorrento, and A. Brooke Seawell, all of whom are current or former officers and directors of Mediaplex, are named as individual defendants. The cases are pending before the United States District Court for the Southern District of New York.

   The complaint alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a Prospectus that contained "materially false and misleading information and failed to disclose material information." It alleges that the Prospectus was false and misleading because it failed to disclose (i) the Underwriter Defendants' purported agreement with certain investors to provide them with unspecified amounts of Mediaplex shares in the initial public offering in exchange for undisclosed commissions; and
(ii) the purported agreement between the Underwriter Defendants and certain of their customers whereby the Underwriter Defendants would allocate shares in Mediaplex's initial public offering to those customers in exchange for the customers' agreement to purchase Mediaplex shares in the after-market at pre-determined prices.

   In addition to the foregoing, five additional putative class action lawsuits were recently commenced on behalf of all persons who acquired Mediaplex securities against the Underwriter Defendants only. These cases are also pending before the United States District Court for the Southern District of New York. Information on these cases is incomplete. Based on the information available, neither the Company nor its directors or officers have been named as defendants in these cases. At a later date, the Company and its officers and directors may be added as defendants.

   Other than the matters discussed above, Mediaplex is not a party to any material legal proceedings, nor is it aware of any pending or threatened litigation that would have a material adverse effect on its business, operating results or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS DURING THE REPORTING PERIOD

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Mediaplex held its 2001 Annual Meeting of Stockholders on June 7, 2000. At that meeting, the stockholders approved the following proposals: (i) election of James DeSorrento and Philip Guarascio as Class II directors to serve on the Board of Directors, and (ii) selection of PricewaterhouseCoopers LLP as independent auditors of Mediaplex for the fiscal year ending December 31, 2001.

   There were 20,467,037 votes cast for and 244,674 votes withheld in connection with the election of James DeSorrento and 20,467,772 votes cast for and 243,939 votes withheld in connection with the election of Philip Guarascio as Class II Directors. There were 20,671,758 votes cast for, 23,103 votes cast against, 16,850 abstentions, and 15,249,620 broker non-votes in connection with the selection of PricewaterhouseCoopers LLP as independent auditors.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 Exhibit
   No.                              Description
 -------                            -----------
  2.1*   Agreement and Plan of Merger by and among ValueClick, Inc., Mars
         Acquisition Corporation and Mediaplex, Inc., dated July 1, 2001.

--------
* Incorporated by reference to Mediaplex's Form 8-K, as filed on July 17, 2001 (Commission file number 000-27601).

  (b) Reports on Form 8-K

   We filed a Report on Form 8-K, Item 5, on May 14, 2001, announcing a technology agreement with Exile on Seventh, LLC ("Exile"), as of May 7, 2001. Exile, a San Francisco, California, based marketing and advertising agency, will exclusively use Mediaplex's proprietary adserving technology, MOJO(R) ASP for its clients' online media campaigns. In addition, Exile On Seventh has designated Mediaplex as its preferred provider for solutions for offline campaign planning, production, and financial technologies using Mediaplex's AdWare. The agreement includes the transition of Mediaplex's media clients and media related service capabilities to Exile On Seventh. This action was taken in order to completely transition Mediaplex to a pure technology solutions company. Mediaplex will continue to focus on expanding and developing its online and offline advertising campaign technologies for marketers.

   We filed a Report on Form 8-K, Item 5, on July 17, 2001, announcing an Agreement and Plan of Merger (the "Merger Agreement") by and among Mediaplex, Inc. and ValueClick, Inc ("ValueClick").

ITEM 7. SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001                     Mediaplex, Inc.

                                                   /s/ Tom A. Vadnais
                                          By: _________________________________
                                                       Tom A. Vadnais
                                               President and Chief Executive
                                                          Officer

                                                   /s/ Timothy E. Gaddis
                                          By: _________________________________
                                                     Timothy E. Gaddis
                                                Controller (as acting chief
                                                    accounting officer)